Form 10-Q
period 2018-03-31
Far Point Acquisition Corp
filed 2018-07-26
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

FAR POINT ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-38521	82-4710750
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

175 Varick Street

New York, NY 10014

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 715-3880

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 26, 2018, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,182,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

March 31, 2018

(Unaudited)

Assets:
Current asset: Cash	$25,000
Deferred offering costs associated with initial public offering	180,000

Total assets	$205,000

Liabilities and Stockholder’s Equity:
Current liabilities:
Accrued expenses	$112,500
Accounts payable	30,000
Note payable—related party	38,277
Franchise tax payable	106

Total current liabilities	180,883

Commitments
Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,812,500 shares issued and outstanding (1)	1,581
Additional paid-in capital	23,419
Accumulated deficit	(883)

Total stockholder’s equity	24,117

Total Liabilities and Stockholder’s Equity	$205,000

(1)	The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

For the Period from February 23, 2018 (inception) through March 31, 2018

(Unaudited)

Formation and operating costs	$883

Net loss	$(883)

Weighted average shares outstanding, basic and diluted (1)	15,812,500

Basic and diluted net loss per share	$(0.00)

(1)	The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the Period from February 23, 2018 (inception) through March 31, 2018

(Unaudited)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Net loss	—	—	—	—	—	(883)	(883)

Balance—March 31, 2018 (unaudited)	—	$—	15,812,500	$1,581	$23,419	$(883)	$24,117

(1)	The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 23, 2018 (inception) through March 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(883)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor	777
Changes in operating assets and liabilities:
Franchise tax payable	106

Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000

Net cash provided by financing activities	25,000

Net increase in cash	25,000
Cash—beginning of the period	—

Cash—end of the period	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor	$37,500

Deferred offering costs included in accrued expenses	$112,500

Deferred offering costs included in accounts payable	$30,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Description of Organization and Business Operations

Organization and General

Far Point Acquisition Corporation (the “Company”) was incorporated in Delaware on February 23, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2018, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through March 31, 2018 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments in the Trust Account (as defined below). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Far Point LLC, a Delaware limited liability company (the “Sponsor”). On May 11, 2018, the Sponsor changed its name from FPAC Sponsor LLC to Far Point LLC. The registration statement for the Company’s Initial Public Offering on Form S-1 (File No. 333-225565) was declared effective by the U.S. Securities and Exchange Commission (“SEC”). on June 11, 2018. On June 14, 2018, the Company consummated its Initial Public Offering of 63,250,000 units (each, a “Unit” and collectively, the “Units”), including 8,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $632.5 million, and incurring offering costs of approximately $33.2 million, inclusive of $20.7 million in deferred underwriting commissions (Note 3). The Company intends to finance its Initial Business Combination with the proceeds from the Initial Public Offering and a $14.65 million private placement of warrants (Note 4). Upon the closing of the Initial Public Offering and the private placement, $632.5 million was deposited in a trust account (the “Trust Account”) (discussed below).

Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses.

The Company’s amended certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the Initial Business Combination within such 24 month period) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s directors and officers have entered into a letter agreement with the Company,

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the Combination Period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from February 23, 2018 (inception) through March 31, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on June 13, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on June 20, 2018.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Share

Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the period.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon completion of the Initial Public Offering in June 2018.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3—Initial Public Offering

On June 14, 2018, the Company sold 63,250,000 Units at a price of $10.00 per Unit, including 8,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option.

Funds managed or advised by Third Point, LLC (“Third Point”) directly or indirectly purchased an aggregate of 4,000,000 Units in the Initial Public Offering at the public offering price.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (see Note 5). No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade.

The Company paid an underwriting discount of 2.0% of the per Unit offering price, or $11.85 million in the aggregate, to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds, or $20.7 million in the aggregate, payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination. The underwriters did not receive, and will not receive, any underwriting discounts on Units purchased, directly or indirectly, by Third Point.

Note 4—Related Party Transactions

Founder Shares

On March 16, 2018, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. In June 2018, the Company effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, resulting in 15,812,500 Founder Shares outstanding. On May 18, 2018, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent director nominees, at the original per share purchase price. Following the stock dividends in June 2018, each of the independent director nominees transferred 15,000 shares back to the Sponsor. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor had agreed to forfeit up to 2,062,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On June 14, 2018, the underwriters exercised their over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

The Company’s initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,766,667 whole warrants at a price of $1.50 per whole warrant (the “Private Placement Warrants”) ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

On May 18, 2018, Cloudbreak Aggregator LP, the managing member of the Sponsor and an affiliate of Third Point LLC (the “Forward Purchaser”), entered into a forward purchase agreement (“Forward Purchase Agreement”) with the Company that provides for the purchase of shares of the Company’s Class A common stock for $9.50 per share in a private placement that will close simultaneously with the closing of the Company’s Initial Business Combination (“Forward Purchase Shares”). The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with the Company’s Initial Business Combination (which redemptions are not revoked prior to the date of the Company’s Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except that the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The Forward Purchaser has the right to transfer a portion of its obligation to purchase the Forward Purchase Shares to permitted transferees, and the Sponsor may, in its discretion, transfer, directly or indirectly, certain of its Founder Shares and Private Placement Warrants to any such permitted transferees, subject to compliance with applicable securities laws. The Forward Purchase Agreement also provides that the Forward Purchaser and any permitted transferees are entitled to certain registration rights with respect to their Forward Purchase Shares.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement dated as of June 11, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

The Company’s Sponsor has agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. As of March 31, 2018, the Company borrowed $38,277 under the Note. The Company fully repaid these amounts to the Sponsor on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Note 5—Stockholder’s Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2018, there were 15,812,500 shares of Class B common stock issued and outstanding. All shares of Class B common stock and the associated amounts have been retroactively restated to reflect two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2018, there were no shares of preferred stock issued or outstanding.

Warrants

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Note 6—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Far Point Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 23, 2018 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Our Sponsor is Far Point LLC, a Delaware limited liability company.

We consummated our Initial Public Offering on June 14, 2018. If we are unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering but have not completed the Initial Business Combination within such 24 month period) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity had been related to our formation and Initial Public Offering, which was consummated on June 14, 2018, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from February 23, 2018 (inception) through March 31, 2018, we had a net loss of approximately $890, which consisted of formation and operating costs.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2018, we had approximately $25,000 in our operating bank account, and working capital deficit of approximately $206,000. Upon closing of the Initial Public Offering, we had approximately $2.8 million held outside of the Trust Account.

Through March 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and up to $300,000 in note payable from related party to cover for expenses related to the Initial Public Offering, of which an aggregate of $38,277 was borrowed under the note as of March 31, 2018. We fully repaid these borrowings from the Sponsor on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw investment income earned (if any) to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the investment income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we do not have sufficient liquidity to meet our current obligations. However, management determined that we had access to funds from the Sponsor entity that are sufficient to fund our working capital needs until the earlier of the consummation of the Initial Public Offering or a minimum one year from the date of issuance of these financial statements.

Related Party Transactions

Founder Shares

On March 16, 2018, our Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.002 per share. In June 2018, we effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, resulting in 15,812,500 Founder Shares outstanding. On May 18, 2018, the Sponsor transferred 40,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. Following the stock dividends in June 2018, each of the independent director nominees transferred 15,000 shares back to the Sponsor. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. Our Sponsor had agreed to forfeit up to 2,062,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On June 14, 2018, the underwriters exercised their over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

Our initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 9,766,667 whole warrants at a price of $1.50 per whole Private Placement Warrant ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of our Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

On May 18, 2018, Cloudbreak Aggregator LP, the Forward Purchaser, entered into the Forward Purchase Agreement with us that provides for the purchase of shares of our Class A common stock for $9.50 per share in a private placement that will close simultaneously with the closing of our Initial Business Combination. The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with our Initial Business Combination (which redemptions are not revoked prior to the date of our Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except that the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The Forward Purchaser has the right to transfer a portion of its obligation to purchase the Forward Purchase Shares to permitted transferees, and the Sponsor may, in its discretion, transfer, directly or indirectly, certain of its Founder Shares and Private Placement Warrants to any such permitted transferees, subject to compliance with applicable securities laws. The Forward Purchase Agreement also provides that the Forward Purchaser and any permitted transferees are entitled to certain registration rights with respect to their Forward Purchase Shares.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement dated as of June 11, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of the Note. This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. As of March 31, 2018, we borrowed $38,277 under the Note. We fully repaid these amounts to our Sponsor on June 15, 2018.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus and Current Report on Form 8-K filed with the SEC on June 13, 2018 and June 20, 2018, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus and Current Report on Form 8-K filed with the SEC on June 13, 2018 and June 20, 2018, respectively, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The Sponsor has purchased an aggregate of 9,766,667 whole Private Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at a price of $11.50 per share. The Private Placement Warrants are substantially similar to the warrants underlying the Units issued in the Initial Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $33.2 million (including underwriting commissions of $11.85 million and deferred underwriting commissions of $20.7 million). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. The Sponsor and its affiliate had loaned us an aggregate of $300,000 pursuant to a promissory note and advanced $40,276 through the date of the Initial Public Offering, to cover expenses related to the Initial Public Offering. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. We fully repaid this amount on June 15, 2018.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $20.7 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $632.5 million of the net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated March 16, 2018, issued to Far Point LLC (f/k/a FPAC Sponsor LLC) (1)

10.2	Securities Subscription Agreement, dated March 16, 2018, by and between the Company and Far Point LLC (1)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 22, 2018
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of July, 2018.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President