Form 10-Q
period 2018-06-30
Far Point Acquisition Corp
filed 2018-07-26
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FAR POINT ACQUISITION CORPORATION

Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of June 30, 2018 (Unaudited)	1

	Condensed Statements of Operations for the three months ended June 30, 2018 and for the period from February 23, 2018 (inception) through June 30, 2018 (Unaudited)	2

	Condensed Statement of Changes in Stockholders’ Equity for the period from February 23, 2018 (inception) through June 30, 2018 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from February 23, 2018 (inception) through June 30, 2018 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

June 30, 2018

(Unaudited)

Assets:
Current assets:
Cash	$2,238,664
Prepaid expenses	218,235

Total current assets	2,456,899
Investments held in Trust Account	632,908,064
Other assets	23,700

Total assets	$635,388,663

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$50,000
Accounts payable	215,552
Income tax payable	73,206
Franchise tax payable	59,462

Total current liabilities	398,220
Deferred underwriting commissions	20,737,500

Total liabilities	21,135,720
Commitments
Class A common stock, $0.0001 par value; 60,925,294 shares subject to possible redemption at $10.00 per share	609,252,940
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 2,324,706 shares issued and outstanding (excluding 60,925,294 shares subject to possible redemption)	233
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding (1)	1,581
Additional paid-in capital	4,747,162
Retained earnings	251,027

Total stockholders’ equity	5,000,003

Total Liabilities and Stockholders’ Equity	$635,388,663

(1)	The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2018	For the Period from February 23, 2018 (inception) through June 30, 2018
General and administrative costs	$23,592	$24,369
Franchise tax expense	59,356	59,462

Loss from operations	(82,948)	(83,831)
Investment income on Trust Account	408,064	408,064

Income before income tax expense	325,116	324,233
Income tax expense	73,206	73,206

Net income	$251,910	$251,027

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock (1)	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.00)	$(0.00)

(1)	The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from February 23, 2018 (inception) through June 30, 2018

(Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Sale of units in initial public offering	63,250,000	6,325	—	—	632,493,675	—	632,500,000
Offering costs	—	—	—	—	(33,173,084)	—	(33,173,084)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	14,650,000	—	14,650,000
Common stock subject to possible redemption	(60,925,294)	(6,092)	—	—	(609,246,848)	—	(609,252,940)
Net income	—	—	—	—	—	251,027	251,027

Balance—June 30, 2018 (unaudited)	2,324,706	$233	15,812,500	$1,581	$4,747,162	$251,027	$5,000,003

(1)	The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Period From February 23, 2018 (inception) through June 30, 2018
Cash Flows from Operating Activities:
Net loss	$251,027
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	14,129
Income earned on investments	(408,064)
Changes in operating assets and liabilities:
Prepaid expenses	(193,835)
Accounts payable	197,815
Income tax payable	73,206
Franchise tax payable	59,462

Net cash used in operating activities	(6,260)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(632,500,000)

Net cash used in investing activities	(632,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering	632,500,000
Payment of offering costs	(12,089,800)
Proceeds received from private placement	14,650,000
Repayment of note payable and advances to related parties	(340,276)

Net cash provided by financing activities	634,744,924

Net increase in cash	2,238,664
Cash—beginning of the period	—

Cash—end of the period	$2,238,664

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$50,000

Offering costs included in accounts payable	$17,737

Offering costs paid by related parties under note payable and advances	$278,047

Prepaid expenses and other assets paid by related parties under note payable and advances	$48,100

Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$20,737,500

Change in value of Class A common stock subject to possible redemption	$609,252,940

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through June 30, 2018 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Far Point LLC, a Delaware limited liability company (the “Sponsor”). On May 11, 2018, the Sponsor changed its name from FPAC Sponsor LLC to Far Point LLC. The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”). on June 11, 2018. On June 14, 2018, the Company consummated its Initial Public Offering of 63,250,000 units (each, a “Unit” and collectively, the “Units”), including 8,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $632.5 million, and incurring offering costs of approximately $33.2 million, inclusive of $20.7 million in deferred underwriting commissions (Note 3). The Company intends to finance its Initial Business Combination with the proceeds from the Initial Public Offering and a $14.65 million private placement of warrants (Note 4). Upon the closing of the Initial Public Offering and the private placement, $632.5 million was held in a trust account (the “Trust Account”) (discussed below).

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

Pursuant to the Company’s amended certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s directors and officers have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the Combination Period.

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

Liquidity

As of June 30, 2018, the Company had approximately $2.2 million in its operating bank account for working capital.

Through June 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the Private Placement not held in Trust Account. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2018 and for the period from February 23, 2018 (inception) through June 30, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed by the Company with the SEC on June 13, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on June 20, 2018.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual result could differ from those estimates.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

As discussed in Note 1, all of the 63,250,000 Public Shares contain a redemption feature which allows for the redemption of Class A common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

Accordingly, at June 30, 2018, 60,925,294 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 30,850,000 whole warrants at a price of $1.50 per whole warrant (the “Private Placement Warrants”) ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of the

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

On May 18, 2018, Cloudbreak Aggregator LP, the managing member of the Sponsor and an affiliate of Third Point, (the “Forward Purchaser”), entered into a forward purchase agreement (“Forward Purchase Agreement”) with the Company that provides for the purchase of shares of the Company’s Class A common stock for $9.50 per share in a private placement that will close simultaneously with the closing of the Company’s Initial Business Combination (“Forward Purchase Shares”). The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with the Company’s Initial Business Combination (which redemptions are not revoked prior to the date of the Company’s Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except that the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The Forward Purchaser has the right to transfer a portion of its obligation to purchase the Forward Purchase Shares to permitted transferees, and the Sponsor may, in its discretion, transfer, directly or indirectly, certain of its Founder Shares and Private Placement Warrants to any such permitted transferees, subject to compliance with applicable securities laws. The Forward Purchase Agreement also provides that the Forward Purchaser and any permitted transferees are entitled to certain registration rights with respect to their Forward Purchase Shares.

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

Related Party Loans and Advances

The Company’s Sponsor has agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, the Sponsor and certain affiliates of the Company also paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. As of June 14, 2018, the Sponsor and affiliates advanced $40,276 to the Company to cover for expenses. The Company fully repaid these amounts to the Sponsor and affiliates on June 15, 2018.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. All shares of Class B common stock and the associated amounts have been retroactively restated to reflect two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 6—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$632,908,064	$—	$—

Note 7—Subsequent Events

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

Results of Operations

Our entire activity had been related to our formation, Initial Public Offering, which consummated on June 14, 2018, and since the offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of approximately $252,000, which consisted of approximately $408,000 in investment income from the Trust Account, offset by approximately $24,000 in general and administrative costs, approximately $59,000 in franchise tax expense, and approximately $73,000 in income tax expense.

For the period from February 23, 2018 (inception) through June 30, 2018, we had net income of approximately $251,000, which consisted of approximately $408,000 in investment income from the Trust Account, offset by approximately $24,000 in general and administrative costs, approximately $59,000 in franchise tax expense, and approximately $73,000 in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2018, we had approximately $2.2 million in our operating bank account for working capital.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid these borrowings and advances from the Sponsor and affiliates on June 15, 2018.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw income earned on investments (if any) to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of investment income earned on the amounts held in the Trust Account. We expect the investment income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 30,850,000 whole warrants at a price of $1.50 per whole Private Placement Warrant ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of our Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Loans and Advances

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of the Note. This loan is non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, the Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. As of June 14, 2018, our Sponsor and affiliates advanced $40,276 to us to cover for expenses. We fully repaid these amounts to our Sponsor and affiliates on June 15, 2018.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Sponsor has purchased an aggregate of 30,850,000 whole Private Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at a price of $11.50 per share. The Private Placement Warrants are substantially similar to the warrants underlying the Units issued in the Initial Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (3)

4.2	Specimen Class A Common Stock Certificate (3)

4.3	Specimen Warrant Certificate (3)

4.4	Warrant Agreement, dated June 11, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)

10.1	Letter Agreement, dated June 11, 2018, by and the Company, its officers, directors and Far Point LLC (1)

10.2	Equity Participation Agreement, dated June 11, 2018, by and between the Company and Cloudbreak Aggregator LP (1)

10.3	Investment Management Trust Agreement, dated June 11, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)

10.4	Registration Rights Agreement, dated June 11, 2018, by and among the Company, Far Point LLC and the other holders party thereto (1)

10.5	Second Amended and Restated Private Placement Warrants Purchase Agreement, dated June 11, 2018, by and between the Company and the Sponsor (1)

10.6	Forward Purchase Agreement, dated May 18, 2018, by and between the Company and Cloudbreak Aggregator LP (2)

10.7	Form of Indemnity Agreement (3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 22, 2018
(3)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 31, 2018
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of July, 2018.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President