Form 10-Q
period 2018-09-30
Far Point Acquisition Corp
filed 2018-11-14
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

FAR POINT ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-38521	82-4710750
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

18 West 18th Street

New York, NY 10011

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 715-3880

175 Varick Street

New York, NY 10014

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed ll reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 14, 2018, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,182,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheet as of September 30, 2018 (Unaudited)	3

	Condensed Statements of Operations for the three months ended September 30, 2018 and for the period from February 23, 2018 (inception) through September 30, 2018 (Unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity for the period from February 23, 2018 (inception) through September 30, 2018 (Unaudited)	5

	Condensed Statement of Cash Flows for the period from February 23, 2018 (inception) through September 30, 2018 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

September 30, 2018

(Unaudited)

Assets:
Current assets:
Cash	$1,801,370
Prepaid expenses	205,816

Total current assets	2,007,186
Investments held in Trust Account	636,060,372
Other assets	25,525

Total assets	$638,093,083

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$20,491
Accrued expenses	605,749
Income tax payable	733,696
Franchise tax payable	66,583

Total current liabilities	1,426,519
Deferred underwriting commissions	20,737,500

Total liabilities	22,164,019
Commitments
Class A common stock, $0.0001 par value; 61,092,906 shares subject to possible redemption at $10.00 per share	610,929,060
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 2,157,094 shares issued and outstanding (excluding 61,092,906 shares subject to possible redemption)	216
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding	1,581
Additional paid-in capital	2,986,059
Retained earnings	2,012,148

Total stockholders’ equity	5,000,004

Total Liabilities and Stockholders’ Equity	$638,093,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2018	For the Period from February 23, 2018 (inception) through September 30, 2018
General and administrative costs	$723,576	$747,945
Franchise tax expense	7,121	66,583

Loss from operations	(730,697)	(814,528)
Investment income on Trust Account	3,152,308	3,560,372

Income before income tax expense	2,421,611	2,745,844
Income tax expense	660,490	733,696

Net income	$1,761,121	$2,012,148

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.04	$0.04

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.05)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the Period from February 23, 2018 (Inception) through September 30, 2018

(Unaudited)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Sale of units in initial public offering	63,250,000	6,325	—	—	632,493,675	—	632,500,000
Offering costs	—	—	—	—	(33,258,084)	—	(33,258,084)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	14,650,000	—	14,650,000
Common stock subject to possible redemption	(61,092,906)	(6,109)	—	—	(610,922,951)	—	(610,929,060)
Net income	—	—	—	—	—	2,012,148	2,012,148

Balance - September 30, 2018 (unaudited)	2,157,094	$216	15,812,500	$1,581	$2,986,059	$2,012,148	$5,000,004

(1)

The shares and the associated amounts have been retroactively restated to reflect two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Period From February 23, 2018 (inception) through September 30, 2018
Cash Flows from Operating Activities:
Net loss	$2,012,148
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	21,541
Income earned on investments	(3,560,372)
Changes in operating assets and liabilities:
Prepaid expenses	(188,828)
Other assets	(1,825)
Accrued expenses	555,749
Accounts payable	20,491
Income tax payable	733,696
Franchise tax payable	66,583

Net cash used in operating activities	(340,817)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(632,500,000)

Net cash used in investing activities	(632,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering	632,500,000
Payment of offering costs	(12,192,537)
Proceeds received from private placement	14,650,000
Repayment of note payable and advances to related parties	(340,276)

Net cash provided by financing activities	634,642,187

Net increase in cash	1,801,370
Cash - beginning of the period	—

Cash - end of the period	$1,801,370

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$50,000

Offering costs paid by related parties under note payable and advances	$278,047

Prepaid expenses and other assets paid by related parties under note payable and advances	$40,688

Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$20,737,500

Change in value of Class A common stock subject to possible redemption	$610,929,060

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

At September 30, 2018, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through September 30, 2018 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31st as its fiscal year end.

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

The Company’s amended certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination within 24 months from the closing of the Initial Public Offering but has not completed the Initial Business Combination within such 24 month period) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights for pre Initial Business Combination activities; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity

As of September 30, 2018, the Company had approximately $1.8 million in its operating bank account for working capital.

Through September 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the Private Placement not held in Trust Account. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2018 and for the period from February 23, 2018 (inception) through September 30, 2018 are not necessarily indicative of the results that may be expected through December 31, 2018. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus filed by the Company with the SEC on June 13, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on June 20, 2018.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accordingly, at September 30, 2018, 61,092,906 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of changes in stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Related Party Loans and Advances

The Company’s Sponsor had agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, the Sponsor and certain affiliates of the Company also paid certain administrative expenses and offering costs of $40,276 on behalf of the Company. These advances were due on demand and were non-interest bearing. The Company fully repaid the Note and advances to the Sponsor and affiliates on June 15, 2018.

Note 5—Commitments and Contingencies

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.85 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per unit, or approximately $20.7 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At September 30, 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018, there were no shares of preferred stock issued or outstanding.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$636,060,372	$—	$—

As of September 30, 2018, the investments held in the Trust Account were held in marketable securities.

Note 8—Subsequent Events

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

For the three months ended September 30, 2018, we had net income of approximately $1.8 million, which consisted of approximately $3.2 million in investment income from the Trust Account, offset by approximately $724,000 in general and administrative costs, approximately $7,000 in franchise tax expense, and approximately $660,000 in income tax expense.

For the period from February 23, 2018 (inception) through September 30, 2018, we had net income of approximately $2.0 million, which consisted of approximately $3.6 million in investment income from the Trust Account, offset by approximately $748,000 in general and administrative costs, approximately $67,000 in franchise tax expense, and approximately $734,000 in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2018, we had approximately $1.8 million in our operating bank account for working capital.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid these borrowings and advances from the Sponsor and affiliates on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete an Initial Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2018, there were no Working Capital Loans outstanding.

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

Related Party Loans and Advances

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of the Note. This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, the Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs of $40,276 on behalf of the Company. We fully repaid the Note and the advances to our Sponsor and affiliates on June 15, 2018.

Commitments and Contingencies

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.85 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per Unit, or approximately $20.7 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of September 30, 2018, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2018.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President