Form 10-K
period 2018-12-31
Far Point Acquisition Corp
filed 2019-03-29
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38521

FAR POINT ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-4710750
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18 West 18th Street, New York, NY	10011
(Address of Principal Executive Offices)	(Zip Code)

(212) 715-3880

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant to purchase one share of Class A Common Stock	Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share	Nasdaq Stock Market LLC
Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 29, 2019, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

As of June 30, 2018, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $616,687,500 (based on the closing sales price of the shares of common stock on June 30, 2018 of $9.75).

Documents Incorporated by Reference: None.

FAR POINT ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

[PRINTER TO UPDATE PAGE NUMBERS]

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

We consummated our initial public offering (the “Initial Public Offering”) of 63,250,000 units, consisting of one share of Class A common stock (“Public Shares”) and one-third of a warrant to purchase a share of Class A common stock (“Warrants”) on June 14, 2018. Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. We also consummated the sale of 9,766,667 warrants to Far Point, LLC, a Delaware limited liability company (the “Sponsor”) at a price of $1.50 per whole warrant (the “Private Placement Warrants”) simultaneously with the closing of the Initial Public Offering (the “Private Placement”). Each whole Private Placement Warrant is exercisable to purchase one whole share of our Class A common stock at $11.50 per share, subject to adjustment. Of the proceeds of the Initial Public Offering and the Private Placement, $632.5 million (including $20,737,500 of deferred underwriting fees payable to the underwriters of the Initial Public Offering upon completion of our Initial Business Combination, as described in this Annual Report on Form 10-K) was deposited into a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations, the proceeds from the Initial Public Offering and concurrent Private Placement will not be released from the Trust Account until the earliest to occur of (a) the completion of our Initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by June 14, 2020 but have not completed the Initial Business Combination by such date), or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (c) the redemption of our Public Shares if we are unable to complete our business combination by June 14, 2020 (or September 14, 2020, as applicable), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Our initial stockholders own 15,812,500 shares of our Class B common stock (the “Founder Shares”). The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

If we are unable to complete an Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, as more fully described elsewhere in this Annual Report on Form 10-K, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We currently intend to concentrate our efforts in identifying businesses in the financial technology, technology or financial services (collectively, “Fintech”) industries that offer a differentiated technology platform and product suite for interfacing with the financial services sector. We would also be interested in certain types of technology companies or financial services companies that lie adjacent to the Fintech space. Over the past several years, there has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers, and we expect this trend to continue and accelerate. We believe that there are many potential targets within the Fintech space that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

We are not, however, required to complete our Initial Business Combination with a Fintech business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We will also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth.

We entered into the forward purchase agreement with Cloudbreak Aggregator LP, a Cayman Islands exempted limited partnership (the “Forward Purchaser”), which is the managing member of our Sponsor and an affiliate of Third Point LLC (“Third Point”) pursuant to which the Forward Purchaser has agreed to purchase shares (the “Forward Purchase Shares”) for $9.50 per Forward Purchase Share in a Private Placement that will close simultaneously with the closing of our Initial Business Combination. The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with our Initial Business Combination (which redemptions are not revoked prior to the date of our Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. These purchases are intended to provide us with a minimum funding level for our Initial Business Combination.

Third Point or its affiliates will have the option to invest up to 75% of any additional equity (or equity-linked securities) we may issue to raise additional capital prior to or in connection with our Initial Business Combination.

Business Strategy

Our business strategy is to identify and complete our Initial Business Combination with a company that can benefit from the managerial and operational experience of our Sponsor and its members. We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities across the Fintech landscape.

Consistent with our industry focus, we intend to target Fintech businesses that we consider to have strong management teams, robust growth prospects and that provide a differentiated product or service. Opportunities range from high-growth, customer facing technologies in money transfer, payments, lending and cryptocurrency to more mature, high-margin, stable businesses providing critical processing and support to established financial services firms.

The past decade has witnessed rapid development in financial services related technological innovation across the following sub-sectors:

•	Retail banking and payments transfer;

•	Wealth management and roboadvisors;

•	Exchanges and trading platforms;

•	Big data and back-office processing; and

•	Cryptocurrencies and blockchain technology.

With increased adoption on Fintech solutions by both customers and businesses, we believe that the sector is poised for continued growth in both overall market size and penetration. We do not intend to limit our search to one segment of the Fintech ecosystem, but will instead target a wide variety of companies that deliver a technology solution to the financial services end-market, inclusive of both consumer and back-office services. We believe that our extensive experience and demonstrated success in both investing and operating businesses in this industry has culminated in a unique set of capabilities that will be utilized in generating stockholder returns, such as:

•	Management and operating expertise: Our management team has extensive financial industry experience and contacts that will enhance our ability to identify appropriate business combination candidates.

•

Committed capital in the form of a forward purchase agreement: We believe that the forward purchase agreement by the Forward Purchaser will position us as a credible acquisition partner for high quality targets, while delivering substantial flexibility in structuring a transaction.

•

Status as a public company: Many venture capital, entrepreneur or private equity-owned companies lack the public market currency needed to grow and take the next step in its evolution. We believe that our company will provide a solution that will enable accelerated growth of the target.

Since the Initial Public Offering, the members of our Sponsor (including Third Point) and the members of our management team have been communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and pursue and review potential opportunities.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry.

We are not prohibited from pursuing our Initial Business Combination with a business combination target that is affiliated with our Sponsor, our directors, or our officers or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors, officers or their affiliates. In the event we seek to complete our Initial Business Combination with a business combination target that is affiliated with our Sponsor, our directors or our officers, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our directors and officers may, directly or indirectly, own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, such directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Neither Third Point nor any members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or a director of the company. Certain of our directors and officers currently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

In addition, Third Point and its affiliates, may sponsor or form other blank check companies similar to ours during the period in which we are seeking our Initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Initial Business Combination

So long as we obtain and maintain a listing for our securities on the New York Stock Exchange (the “NYSE”), our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our Initial Business Combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Initial Business Combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete this offering, as well as general market conditions, which could delay or prevent this offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $611,762,500, after payment of $20,737,500 of deferred underwriting fees, in each case before fees and expenses associated with our Initial Business Combination, and the funds, if any, from the issuance of our Forward Purchase Shares, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than pursuing and reviewing potential opportunities for the Initial Business Combination. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement and the Forward Purchase Shares, our capital stock, debt or a combination of these as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

In addition to the Forward Purchase Shares, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of our Initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our Initial Business Combination. At this time, other than the forward purchase agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Third Point or its affiliates will have the option to invest up to 75% of any additional equity (or equity-linked securities) we may issue to raise additional capital prior to or in connection with the completion of our Initial Business Combination.

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we obtain and maintain a listing for our securities on the NYSE, our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our Initial Business Combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an Initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for our Initial Business Combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

In addition, under the NYSE’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial security holders (as defined by NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and the number of shares or common stock to be issued, or if the number of shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of a business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, directors, director nominees and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about our Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete our Initial Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of our Initial Business Combination.

If we seek stockholder approval, we will complete our Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their Founder Shares and any Public Shares purchased during or after this offering in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need only 23,718,750, or 40%, of the 59,250,000 Public Shares outstanding (other than securities held directly or indirectly, by funds managed or advised by Third Point) to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Initial Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our Initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering (the “Excess Shares”). We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on our Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date.)

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until June 14, 2020 (or September 14, 2020, as applicable) to complete our Initial Business Combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the applicable deadline.

Our Sponsor, directors, director nominees and officers have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date.) However, if our Sponsor, directors or officers acquire Public Shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Initial Business Combination by the applicable deadline.

Our Sponsor, directors, director nominees and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable), or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares, such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,000,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any accrued interest in the Trust Account not required to pay our taxes as described herein, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.7 million of funds held outside the Trust Account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination by June 14, 2020 (or September 14, 2020, as applicable) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination by June 14, 2020 (or September 14, 2020, as applicable, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by June 14, 2020 (or September 14, 2020, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following June 14, 2020 (or September 14, 2020, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination by June 14, 2020 (or September 14, 2020, as applicable) subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with our Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Fail to Complete our Business Combination

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our Initial Business Combination and if we are unable to complete our business combination by June 14, 2020 (or September 14, 2020, as applicable).

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Us or Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our Initial Business Combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our Initial Business Combination (which is initially anticipated to be $10.00 per Public Share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our Initial Business Combination. There is no limit to the prices that our Sponsor, directors, officers, advisors or their affiliates may pay in these transactions.	If we are unable to complete our business combination by June 14, 2020 (or September 14, 2020, as applicable), from the closing of this offering, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is anticipated to be $10.00 per Public Share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

Impact to remaining stockholders	The redemptions in connection with our Initial Business Combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our Public Shares if we fail to complete our business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination.

Employees

We currently have two executive officers and one additional employee. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Financial Information About Prospective Target Business and Initial Controls

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. If we cease to qualify as an emerging growth company and we are deemed to be either a large accelerated filer or an accelerated filer, we will also be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements, and related notes included elsewhere in this Annual Report on Form 10-K. If any of the following risks were realized, our business, financial condition and operating results could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment.

We are a newly formed company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with operations limited to pursuing and reviewing potential opportunities for the Initial Business Combination since the Initial Public Offering. Because we lack an extensive operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our Initial Business Combination and may be unable to complete our business combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our Initial Business Combination unless our Initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares of common stock to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares of common stock, we would seek stockholder approval of such business combination. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed Initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our Public Shares do not approve of the Initial Business Combination we complete. See Item 1. “Business—Stockholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek stockholder approval of our Initial Business Combination, our initial stockholders have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our Sponsor, directors, director nominees and officers have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our Initial Business Combination. As a result, in addition to our initial stockholders’ Founder Shares, we would need only 23,718,750, or 40%, of the 59,250,000 shares outstanding (other than securities held directly or indirectly, by funds managed or advised by Third Point) to be voted in favor of a transaction in order to have our Initial Business Combination approved. Our initial stockholders currently beneficially own shares representing approximately 25% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our Initial Business Combination, the agreement by our Sponsor, directors and officers to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Initial Business Combination.

In evaluating a prospective target business for our Initial Business Combination, our management will rely on the availability of all of the funds from the sale of the Forward Purchase Shares to be used as part of the consideration to the sellers in our Initial Business Combination. If the sale of some or all of the Forward Purchase Shares fails to close, for any reason, we may lack sufficient funds to consummate our Initial Business Combination.

We have entered into a forward purchase agreement with the Forward Purchaser pursuant to which it has agreed to purchase Forward Purchase Shares for $9.50 per Forward Purchase Share in a private placement that will close simultaneously with the closing of our Initial Business Combination.

The funds from the sale of the Forward Purchase Shares are expected to be used as part of the consideration to the sellers in our Initial Business Combination, and to pay expenses in connection with our Initial Business Combination and may be used, with the agreement of the Forward Purchaser, for working capital in the post-transaction company. If the Forward Purchaser does not agree to fund more than the amount necessary to complete our Initial Business Combination, the post-transaction company may not have enough cash available for working capital. The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with our Initial Business Combination (which redemptions are not revoked prior to the date of our Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares are identical to the Public Shares, except that the Forward Purchase Shares are subject to transfer restrictions and certain registration rights, as described herein. These purchases are intended to provide us with a minimum funding level for our Initial Business Combination. If the sale of the Forward Purchase Shares does not close by reason of the failure of the Forward Purchaser or any forward transferee to fund the purchase price for their Forward Purchase Shares, for example, or for any other reason, we may lack sufficient funds to consummate our Initial Business Combination. In addition, the Forward Purchaser’s and any forward transferees’ obligations to purchase the Forward Purchase Shares are subject to termination prior to the closing of the sale of such shares by mutual written consent of the company and such parties, or automatically: (i) if our Initial Business Combination is not consummated by June 14, 2020 (or September 14, 2020, as applicable), unless extended in accordance with our amended and restated certificate of incorporation; or (ii) if our Sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the Forward Purchaser’s obligation to purchase the Forward Purchase Shares is subject to fulfillment of customary closing conditions, including that our Initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Shares. In the event of any such failure to fund by the Forward Purchaser or any forward transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of our Initial Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Since our board of directors may complete our Initial Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on our Initial Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

Our Initial Business Combination will require approval of David W. Bonanno and Thomas W. Farley, as well as a majority of our independent directors.

Pursuant to our amended and restated certificate of incorporation, our Initial Business Combination will require the approval of both the director designated by Third Point, who is currently David W. Bonanno, and the director designated by Thomas W. Farley, who is currently Mr. Farley. In addition, under NYSE rules, our Initial Business Combination will also require the approval of a majority of our independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into our Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with our Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate Initial Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our Initial Business Combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating our Initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular, as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our public stockholders.

Any potential target business with which we enter into negotiations concerning our Initial Business Combination will be aware that we must complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as

applicable). Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable). We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively affected by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or warrants.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants, or a combination thereof, in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our Initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of our Initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of the public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent that such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange or reducing the liquidity of the market therefor.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our Initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See Item 1. “Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitation described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable) subject to applicable law and as further described herein. In addition, if we are unable to complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond June 14, 2020 (or September 14, 2020, as applicable) before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and warrants are listed separately on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and warrants are listed on the NYSE, our Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our Initial Business Combination.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the Private Placement are intended to be used to complete our Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with the completion of our Initial Business Combination.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our public stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds the Initial Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our Initial Business Combination, target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share, upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate until at least June 14, 2020 (or September 14, 2020, as applicable), we may be unable to complete our Initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least June 14, 2020 (or September 14, 2020, as applicable), assuming that our Initial Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least June 14, 2020 (or September 14, 2020, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination and we will depend on loans from our Sponsor or management team to fund our search for our Initial Business Combination, to pay our taxes and to complete our Initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination.

Of the net proceeds of the Initial Public Offering and the Private Placement, only approximately $1.7 million is currently available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance our Initial Business Combination. Accordingly, any securityholders who choose to remain securityholders following our Initial Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our Initial Business Combination, constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account (if less than $10.00 per Public Share) due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective business target who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account (if less than $10.00 per share) due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our directors and officers to the fullest extent permitted by law. However, our directors, director nominees and officers have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account, or (ii) we consummate our Initial Business Combination. Our obligations to indemnify our directors and officers may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against our directors and officers even though, such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we may incur the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete our Initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting our investments to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our Initial Business Combination or result in our liquidation. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following June 14, 2020 (or September 14, 2020, as applicable) in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination by June 14, 2020 (or September 14, if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one full year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The holders of the Founder Shares have the right to elect all of our directors prior to our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

The holders of the Founder Shares have the right to elect all of our directors prior to our Initial Business Combination. Accordingly, we do not expect to hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Initial Business Combination, and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no applicable exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable blue sky laws or we are unable to effect such registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. However, there may be instances in which holders of our Public Shares may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our Initial Business Combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our Forward Purchase Shares may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, holders of warrants that may be issued upon conversion of working capital loans can demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants, and all of the foregoing holders can demand that we register any of our other equity securities that they may hold from time to time (which would include, with respect to Third Point, any shares of Class A common stock or warrants (and underlying securities) included in units purchased, directly or indirectly, by funds managed or advised by Third Point in the Initial Public Offering). Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of our Initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and use our best efforts to cause such registration statement to be declared effective as soon as practicable after such closing. Assuming the Founder Shares convert on a one-for-one basis, no warrants are issued upon conversion of working capital loans, and no Forward Purchase Shares are issued, an aggregate of up to 15,812,500 Founder Shares, 9,766,667 Private Placement Warrants and an aggregate of 4,000,000 shares of Class A common stock and 1,333,338 warrants purchased, directly or indirectly, by funds advised or managed by Third Point in the Initial Public Offering are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our Forward Purchase Shares or holders of working capital loans or their respective permitted transferees are registered.

We may face risks related to Fintech or related businesses.

Business combinations with Fintech or related businesses may involve special considerations and risks. If we complete our Initial Business Combination with a Fintech or related business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•

If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

•	If we are unable to keep pace with evolving technology and changes in the financial services industry our revenues and future prospects may decline;

•	Our ability to provide Fintech or related products and services to customers may be reduced or eliminated by legal or regulatory changes;

•	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

•	Difficulties with any products or services we provide could damage our reputation and business;

•	A failure to comply with privacy and other laws and regulations to which we may be subject could adversely affect relations with customers and have a negative impact on business;

•	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to Fintech or related businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Because we are neither limited to evaluating a target business in a particular industry, nor have we selected any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the Fintech or a related industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to our Initial Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our Initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our Initial Business Combination, constituted an actionable material misstatement or omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow, or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our Initial Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

We may issue additional common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. In addition, we may issue a substantial number of shares of Class A common stock upon the exercise of our warrants for Class A common stock. Any such issuances would dilute the interest of our public stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 450,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2018, there were 336,750,000 and 34,187,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants, the Forward Purchase Shares or the shares of Class A common stock issuable upon conversion of Class B common stock. As of December 31, 2018, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-Initial Business Combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination.

We may issue a substantial number of additional shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our directors, director nominees and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

•	The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an Initial Business Combination candidate may resign upon completion of our Initial Business Combination. The departure of our Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of our Initial Business Combination candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of our Initial Business Combination candidate’s management team will remain associated with our Initial Business Combination candidate following our Initial Business Combination, it is possible that members of the management of our Initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, directors and officers. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Initial Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with our Initial Business

Combination. Such negotiations would take place simultaneously with the negotiation of our Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our Initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Initial Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the initial business could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, see Item 10. “Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we are engaged in the business of identifying and combining with one or more businesses. Our Sponsor, directors, director nominees and officers are, and may in the future become, affiliated with entities that are engaged in a similar business, although each of our directors, director nominees and officers, other than David W. Bonanno, has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable.)

Our directors and officers currently have, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including, without limitation, funds managed or advised by Third Point or its affiliates, subject to their fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Our directors and officers also may become aware of business opportunities which may be necessary or appropriate for presentation to other entities to which they owe certain fiduciary or contractual duties. Any presentation of such opportunities to such other entities may present additional conflicts.

Accordingly, our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into our Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Third Point and its affiliates have invested in diverse industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors, and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors or officers. Our directors and officers may also serve as officers and board members for other entities, including without limitation, those described in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence.” Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an Initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our Initial Business Combination as set forth in Item 1. “Business” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our directors, officers, or current stockholders, potential conflicts of interest still may exist and, as a result, the terms of our Initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, directors and officers will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

On March 16, 2018, our Sponsor acquired 11,500,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.002 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. On May 18, 2018, our Sponsor transferred 40,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. In June 2018, we effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each share of Class B common stock outstanding prior to the initial dividend, resulting in our initial stockholders holding an aggregate of 15,812,500 Founder Shares. Following our stock dividends in June 2018, each of our independent director nominees retransferred 15,000 shares to our Sponsor. The Founder Shares will be worthless if we do not complete our Initial Business Combination. In addition, on June 14, 2018, our Sponsor purchased 9,766,667 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $14,650,000 or $1.50 per whole warrant, that will also be worthless if we do not complete an Initial Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed Initial Business Combination combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target initial business, completing our Initial Business Combination and influencing the operation of the business following our Initial Business Combination.

We may issue notes or other debt instruments, or otherwise incur substantial debt, to complete our Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt instruments, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the Private Placement, up to $632,500,000 will be available to complete our business combination and pay related fees and expenses (which includes up to approximately $20,737,500 for the payment of deferred underwriting commissions). The amount available to us may be less in the event of redemptions.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for our Initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Initial Business Combination strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in our Initial Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Initial Business Combination.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if we own 50% or more of the voting securities of the target, our stockholders prior to our Initial Business Combination may collectively own a minority interest in our post business combination company, depending on valuations ascribed to the target and us in our Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceeds the aggregate amount of cash available to us, we will not complete our Initial Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing documents in a manner that will make it easier for us to complete our Initial Business Combination but that our stockholders or warrantholders may not support.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate their Initial Business Combinations and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date) or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities sold in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or extend the time to consummate our Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of our Initial Business Combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Initial Business Combination activity (including the requirement to not release the proceeds of the Initial Public offering and the Private Placement except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially owned approximately 25% of our common stock as of December 31, 2018, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, directors, director nominees and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for our Initial Business Combination by June 14, 2020 but have not completed our Initial Business Combination by such date) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors, director nominees and officers. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, directors or officers for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering and the Private Placement and the sale of the Forward Purchase Shares will be sufficient to allow us to complete our Initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the Private Placement and the sale of the Forward Purchase Shares prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2018, our initial stockholders owned shares representing approximately 25% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase additional shares of common stock on the NYSE or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only certain of the members of our board of directors will be considered for election at each meeting, and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination. The Forward Purchase Shares will not be issued until completion of our Initial Business Combination and, accordingly, will not be included in any stockholder vote until such time.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 21,083,333 shares of Class A common stock as part of the units sold in the Initial Public Offering and Private Placement Warrants to purchase 9,766,667 shares of Class A common stock at $11.50 per share, subject to adjustment. Our initial stockholders also owned 15,812,500 Founder Shares as of December 31, 2018. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate our Initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete our Initial Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate our Initial Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) they will be entitled to registration rights.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our Initial Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing our Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. After we no longer qualify as an emerging growth company, if we are deemed to be either a large accelerated filer or an accelerated filer, we will be required to have our internal control procedures audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Initial Business Combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of the Sponsor, Thomas W. Farley and any investment fund managed, sponsored, controlled or advised by Third Point, and their transferees, will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Provisions in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents. It also provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer or employee of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; any action asserting a claim against us or any current or former director, officer or employee of ours arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or any action asserting a claim related to or involving us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers or employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 18 West 18th Street, New York, NY 10011. We lease this office space from an unaffiliated third party. The cost for this office space is $8,700 per month. We consider this office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our units issued in the Initial Public Offering began trading on the NYSE under the symbol “FPAC.UN” on June 12, 2018. Beginning on June 27, 2018, holders of our units could elect to separately trade the shares of Class A common stock and public warrants contained in the units, or continue to trade the units without separating them. On such date, the shares of Class A common stock and public warrants began trading on the NYSE under the symbols “FPAC” and “FPAC.WS,” respectively. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per half share, subject to adjustment as described in our final prospectus dated June 11, 2018 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A common stock and will become exercisable on the later of 30 days after the completion of our Initial Business Combination or June 14, 2019. Our warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation as described elsewhere in this Annual Report on Form 10-K.

Holders

As of March 15, 2019, there was one holder of record of our units, one holder of record of our separately traded shares of Class A common stock and there were two holders of record of our separately traded public warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Far Point Acquisition Corporation, the S&P 500 Index , and the Russell 2000 Index

*

$100 invested on June 14, 2018 in stock or index, including reinvestment of dividends. For the period from June 14, 2018 through June 26, 2018, reflects the price of a unit, as separate trading of shares commenced on June 27, 2018.

	6/14/2018	12/31/2018
Far Point Acquisition Corp.	$100.00	$98.20
S&P 500	$100.00	$90.09
RUSSELL 2000	$100.00	$80.05

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References to “we”, “us”, “our” or the “Company” are to Far Point Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 23, 2018 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Our Sponsor is Far Point LLC, a Delaware limited liability company.

We consummated our Initial Public Offering on June 14, 2018. If we are unable to complete an Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by June 14, 2020 but have not completed the Initial Business Combination by such date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity had been related to our formation, Initial Public Offering, which was consummated on June 14, 2018, and since the Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 23, 2018 (inception) through December 31, 2018, we had net income of approximately $4.6 million, which consisted of approximately $7.2 million in investment income from the Trust Account, offset by approximately $988,000 in general and administrative costs, approximately $117,000 in franchise tax expense, and approximately $1.5 million in income tax expense.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2018, we had approximately $1.7 million in our operating bank account for working capital.

Through December 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.2 million. We fully repaid these borrowings and advances from the Sponsor and affiliates on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2018, there were no working capital loans outstanding.

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

Related Party Transactions

Founder Shares

On March 16, 2018, our Sponsor purchased 11,500,000 Founder Shares for an aggregate price of $25,000, or approximately $0.002 per share. In June 2018, we effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, resulting in 15,812,500 Founder Shares outstanding. On May 18, 2018, the Sponsor transferred 40,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. Following the stock dividends in June 2018, each of the independent director nominees transferred 15,000 shares back to the Sponsor. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. Our Sponsor had agreed to forfeit up to 2,062,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On June 14, 2018, the underwriters exercised their over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 9,766,667 Private Placement Warrants at a price of $1.50 per whole Private Placement Warrant ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of our Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed by June 14, 2020 (or September 14, 2020, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Loans and Advances

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of a related party note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. In addition to the fully outstanding Note, the Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs of $40,276 on behalf of the Company. We fully repaid the Note and the advances to our Sponsor and affiliates on June 15, 2018.

Commitments and Contingencies

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $11.85 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters remain entitled to a deferred underwriting commission of $0.35 per Unit, or approximately $20.7 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Income Per Share

We complied with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

As discussed in Note 1, all of the 63,250,000 Public Shares contain a redemption feature which allows for the redemption of Class A common stock under our liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we have not specified a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem its Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

Accordingly, at December 31, 2018, 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Position
Thomas W. Farley	43	Chief Executive Officer, President and Chairman of the Board
David W. Bonanno	37	Chief Financial Officer and Director
Stanley A. McChrystal	64	Director
Nicole Seligman	62	Director
Laurence A. Tosi	51	Director

Thomas W. Farley has been our Chief Executive Officer, President and Chairman of the Board since May 2018. Mr. Farley served as President of the NYSE Group of Intercontinental Exchange Inc. (“ICE”) from May 2014 until May 2018. Mr. Farley’s responsibilities included leading all operations for the NYSE and managing a diverse range of equity and equity options exchanges, comprising the largest equities listing and securities trading venue in the world. Mr. Farley joined the NYSE in November 2013 when ICE acquired NYSE Euronext. Prior to becoming President of the NYSE in May 2014, he served as the Chief Operating Officer. Mr. Farley has agreed with ICE that, following his service as President of the NYSE, he will provide limited advisory and other services upon request to ICE until February 2019. Prior to joining the NYSE, Mr. Farley served as Senior Vice President of Financial Markets at ICE, where he oversaw the development of several businesses and initiatives across ICE’s markets. Mr. Farley joined ICE in 2007 as the President and Chief Operating Officer of ICE Futures U.S., formerly the New York Board of Trade. He also represented ICE on the Options Clearing Corporation Board of Directors. Prior to joining ICE, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the derivatives markets and prior thereto served as the business unit’s Chief Financial Officer and Chief Operating Officer. Mr. Farley has also held various positions in investment banking at Montgomery Securities and in private equity at Gryphon Investors. Mr. Farley holds a Bachelor of Arts degree in Political Science from Georgetown University and is a Chartered Financial Analyst. We believe that Mr. Farley’s extensive knowledge and experience in connection with our capital markets and with the financial services industry and participants in that industry will provide us a unique opportunity to explore and review potential business combination opportunities.

David W. Bonanno has been our Chief Financial Officer and a director since March 2018. Mr. Bonanno is a Managing Director at Third Point where he is responsible for analyzing private investment opportunities across a broad range of industries including Fintech, financial services, telecommunications, energy and real estate. Mr. Bonanno is also responsible for analyzing investment opportunities in public credit and equity markets. Over his nearly ten-year career at Third Point, Mr. Bonanno has been responsible for over $850 million in private equity investments. Mr. Bonanno is the primary investment professional responsible for the Third Point Hellenic Recovery Fund L.P., a $750 million private equity style vehicle exclusively dedicated to illiquid growth investments in Greece and Cyprus. Mr. Bonanno currently serves as a director of Social Finance, Inc. (SoFi), Energean Oil & Gas PLC (LSE: ENOG) and Hellenic Bank PCL. Mr. Bonanno previously served on the boards of Neptune Financial, Inc. and Tollerton Investments Limited which held a 51% stake in Play Communications S.A. prior to its public listing on the Warsaw Stock Exchange in July 2017. Mr. Bonanno serves or has served as a director for companies which have collectively issued over $20 billion in debt and more than $2 billion in equity in both public and private markets. Prior to joining Third Point, Mr. Bonanno was a Private Equity Associate at Cerberus Capital Management, L.P from 2006 to 2008 and an analyst in Restructuring and Reorganization Advisory Group at Rothschild Inc. from 2004 to 2006. Mr. Bonanno graduated cum laude from Harvard University in 2004 with an A.B. in Psychology. Mr. Bonanno’s qualifications to serve on our board of directors include his extensive investment experience at Third Point, his current and prior board experiences and his extensive network of contacts in the Fintech sector.

Stanley A. McChrystal has been a director since June 2018. General McChrystal is a retired United States Army general. From June 2009 to June 2010, General McChrystal served as Commander, International Security Assistance Force (ISAF) and Commander, U.S. Forces Afghanistan (USFOR-A). From August 2008 to June 2009, General McChrystal served as Director, Joint Staff and from 2003 until 2008 as Commander of the Army’s Joint Special Operations Command (JSOC). General McChrystal is the founder of the McChrystal Group LLC, a privately held global services and leadership development firm based in Alexandria, VA, and has served as its Managing Member since 2010. He also currently serves as a director of FiscalNote, a privately held legislative and regulatory analytics firm headquartered in Washington DC as well as JetBlue Airlines, and Deutsche Bank US Corporation, both headquartered in New York City. He is also an advisor to General Atomics. Within the last five years, General McChrystal served on the boards of Knowledge International, Navistar International Corp. and Siemens Government Technologies. He also served as chairperson of The Yellow Ribbon Fund, a non-profit organization committed to helping wounded veterans and their families. General McChrystal is a senior fellow at Yale University’s Jackson Institute for Global Affairs, where he teaches a course on Leadership in Operation. He is also the chair of Service Year Alliance, a project of Be The Change and the Aspen Institute, which envisions a future in which a service year is a cultural expectation and common opportunity for every young American. General McChrystal’s qualifications to serve on our board include his significant leadership and management experience.

Nicole Seligman has been a director since June 2018. Since August 2016, Ms. Seligman has been a member of the board of Viacom, Inc., where she chairs the Nominating and Governance Committee. Since January 2014, Ms. Seligman has been a member of the Board of WPP plc, where she has served as Senior Independent Director since April 2016. Ms. Seligman has additionally served as Chairman of the Board of The Doe Fund, a NYC non-profit organization, since 2017. Until March 2016, Ms. Seligman served as the President of Sony Entertainment, Inc. (beginning in 2014) and of Sony Corporation of America (beginning in 2012), and as Senior Legal Counsel of Sony Group (beginning in 2014). Ms. Seligman had previously served as Executive Vice President and General Counsel of Sony Corporation from 2005 to 2014. She joined Sony in 2001 and served in a variety of other capacities during her tenure. Prior to joining Sony, Ms. Seligman was a partner in the litigation practice at Williams & Connolly LLP in Washington, D.C., where she worked on a broad range of complex civil and criminal matters and represented a wide range of clients, including President William Jefferson Clinton. Ms. Seligman joined Williams & Connolly in 1985. She served as law clerk to Justice Thurgood Marshall on the Supreme Court of the United States from 1984 to 1985 and as law clerk to Judge Harry T. Edwards at the U.S. Court of Appeals for the District of Columbia Circuit from 1983 to 1984. She graduated magna cum laude from Harvard Law School, where she was a winner of the Sears Prize. Ms. Seligman’s qualifications to serve on our board include her independence, her broad experience at a major global public company, her significant contributions to other corporate boards, and her exceptional achievements in the legal profession.

Laurence A. Tosi has been a director since June 2018. Mr. Tosi is the Founder and Managing Partner of Weston Capital Group, LLC, a diversified capital platform with a focus on technology enabled businesses and industries. From 2015 until 2018, Mr. Tosi served as the Chief Financial Officer of Airbnb Inc., a privately held company which operates the world’s largest digital marketplace and hospitality service for alternative accommodations. Mr. Tosi served as the Chief Financial Officer, Senior Managing Director and a member of the Management Committee of The Blackstone Group, L.P. from 2008 to 2015. From 2006 to 2007, Mr. Tosi was a Managing Partner of Merrill Lynch & Co. (now Bank of America Merrill Lynch) where he held several senior operating roles over his 9-year tenure from 1999 to 2008. At Bank of America Merrill Lynch, Mr. Tosi served as the Chief Operating Officer of Global Markets & Investment Banking from 2006 to 2008. His operating responsibilities included investment banking, equities, fixed income, private markets, technology and corporate development/strategy. Prior to that role, Mr. Tosi. served as the

Finance Director, Principal Accounting Officer and Chief Financial Officer of the operating businesses of Bank of America Merrill Lynch and of various Merrill Lynch Investment funds. Mr. Tosi holds a J.D. (finance/taxation), a M.B.A. (global finance/economics), and a B.A. (government/theology) from Georgetown University where he currently sits on the Board of Directors and is a frequent lecturer on entrepreneurship and capital investing. Mr. Tosi’s qualifications to serve on our board include his extensive experience in investing and significant responsibilities and experience operating some of the world’s largest financial and ecommerce companies as well as his prolific entrepreneurship founding and early stage investing in some of the most successful and fastest growing companies in financial and technology.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

Upon the completion of the Initial Public Offering, we established an audit committee of the board of directors. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is independent and financially literate and our board of directors has determined that Mr. Tosi, the Chair of the audit committee, qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Stanley A. McChrystal and Nicole Seligman also serve as members of our audit committee.

Additional information about director independence is set forth in Item 13. “Certain Relationships and Related Transactions, and Director Independence” below.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

Upon the completion of the Initial Public Offering, we adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics as an exhibit to the registration statement for the Initial Public Offering and have incorporated by reference such Code of Ethics as an exhibit to this Annual Report on Form 10-K. You may review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

ITEM 11. EXECUTIVE COMPENSATION.

Director and Officer Compensation

None of our directors or officers has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors or officers, or our or their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 15, 2019 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our directors and executive officers; and

•	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 15, 2019.

On March 16, 2018, our Sponsor acquired 11,500,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.002 per share. On May 18, 2018, our Sponsor transferred 40,000 Founder Shares to each of our independent directors. In June 2018, we effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each share of Class B common stock outstanding prior to the initial dividend, resulting in our initial stockholders holding an aggregate of 15,812,500 Founder Shares. Following our stock dividends in June 2018, each of our independent director nominees retransferred 15,000 shares to our Sponsor.

Unless otherwise specified, the business address of each person listed below is c/o Far Point Acquisition Corporation, 18 West 18th Street, New York, NY 10011. Unless otherwise specified, the percentages set forth in the table below are based upon 63,250,000 shares of Class A common stock outstanding as of March 15. 2019.

Our Sponsor, Directors and Executive Officers

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Far Point LLC (Our Sponsor) (1)	15,692,500	19.9	% (2)
David W. Bonanno (3)	65,700		*
Thomas W. Farley (4)	—	—
Stanley A. McChrystal (5)	40,000		*
Nicole Seligman (5)	40,000		*
Laurence A. Tosi (5)	40,000		*
Third Point LLC (6)	19,692,500	24.9	% (2)
All directors and executive officers as a group (5 individuals)	185,700		*

Other 5% Stockholders

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Anchorage Capital Group, L.L.C. (7)	4,000,000	6.3%
OZ Management, LP (8)	4,000,000	6.3%
Manulife Financial Corporation (9)	3,516,984	5.6%

*	Less than 1%
(1)

Based upon the Statement on Schedule 13D filed by our Sponsor on June 25, 2018. Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our Initial Business Combination. The Forward Purchaser and Mr. Farley are the members of Far Point LLC. The Forward Purchaser is the managing member of our Sponsor and an affiliate of Third Point. Daniel S. Loeb is the Chief Executive Officer of Third Point. Third Point and Mr. Loeb may be deemed to have indirect voting and dispositive power over the foregoing shares held our Sponsor. Each of the Forward Purchaser, Mr. Loeb and Mr. Farley disclaims beneficial ownership over any securities owned by our sponsor in which they do not have any pecuniary interest. The business address of our Sponsor is c/o Third Point, 390 Park Avenue, New York, NY 10022.

(2)	Based upon 63,250,000 shares of Class A common stock outstanding and 15,692,500 shares of Class A common stock issuable upon conversion of the Founder Shares beneficially owned by our Sponsor.

(3)	Based upon the Statement on Schedule 13D filed by Mr. Bonanno on June 25, 2018. Consists of shares of Class A common stock included in units purchased by Mr. Bonanno in the Initial Public Offering.
(4)

Mr. Farley does not beneficially own any shares of our common stock. However, Mr. Farley has a pecuniary interest in shares of our Class A common stock through his ownership of a membership interest in our sponsor.

(5)

Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(6)

Consists of the Founder Shares described in footnote 1 above, as well as 4,000,000 shares of Class A common stock included in units purchased by Third Point in the Initial Public Offering. Third Point and Mr. Loeb may be deemed to have voting and dispositive power over such shares. The business address of Third Point is 390 Park Avenue, New York, NY 10022.

(7)

Based upon the Statement on Schedule 13G filed by Anchorage Capital Group, L.L.C. (“Capital Group”) on February 14, 2019. Consists of shares of Class A common stock underlying units held for the account of Anchorage Capital Master Offshore, Ltd. (“ACMO”). Capital Group is the investment advisor to ACMO. Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Capital Group. Kevin M. Ulrich is the Chief Executive Officer of Capital Group and the senior managing member of Management. Each of Capital Group, Management and Mr. Ulrich may be deemed to have shared voting and dispositive power over such shares of Class A common stock. The business address of each of Capital Group, Management and Mr. Ulrich is 610 Broadway, 6th Floor, New York, NY 10012.

(8)

Based upon Amendment No. 1 on Schedule 13G/A filed by OZ Management, L.P. (“OZ”) on February 13, 2019. Consists of shares of Class A common stock underlying units held by investment funds and discretionary accounts for which OZ is the principal investment manager. Och-Ziff Holding Corporation (“OZHC”) is the general partner of OZ. Och-Ziff Capital Management Group LLC (“OZM”) is the sole shareholder of OZHC. Daniel S. Och is an Executive Managing Director and Chairman of OZM. Each of OZ, OZHC, OZM and Mr. Och may be deemed to have shared voting and dispositive power over such shares of Class A common stock. The address of the principal business office of each of OZ, OZHC, OZM and Mr. Och is 9 West 57 Street, 39 Floor, New York, NY 10019. According to such filing, OZ Master Fund, Ltd. (“OZMD”) also shares voting and dispositive power with respect to such shares. The address of the principal business office of OZMD is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KY1-1103.

(9)

Based upon the Statement on Schedule 13G filed by Manulife Financial Corporation (“MFC”) on February 14, 2019. Consists of shares of Class A common stock underlying units held by Manulife Asset Management Limited, an indirect wholly-owned subsidiary of MFC (“MAML”). MAML may be deemed to have sole voting and dispositive power over such shares of Class A common stock and MFC may be deemed to have shared voting and dispositive power over such shares of Class A common stock. The address of the principal business office of each of MFC and MAML is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5.

We have no compensation plans under which equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 16, 2018, we issued 11,500,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.002 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. On May 18, 2018, our Sponsor agreed to transfer 40,000 Founder Shares to each of our independent directors. In June 2018, we effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each share of Class B common stock outstanding prior to the initial dividend, resulting in our initial stockholders holding an aggregate of 15,812,500 Founder Shares. Following our stock dividends in June 2018, each of our independent directors retransferred 15,000 shares to our Sponsor. The Founder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased 9,766,667 Private Placement Warrants for a purchase price of $1.50 per whole warrant (an aggregate of $14,650,000) in the Private Placement simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

We have entered into a forward purchase agreement with the Forward Purchaser pursuant to which it has agreed to purchase Forward Purchase Shares for $9.50 per Forward Purchase Share in a private placement that will close simultaneously with the closing of our Initial Business Combination. The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with our Initial Business Combination (which redemptions are not revoked prior to the date of our Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares are identical to the shares of Class A common stock sold in the Initial Public Offering, except that the Forward Purchase Shares are subject to transfer restrictions and certain registration rights, as described herein.

The Forward Purchaser has the right to transfer a portion of its obligation to purchase the Forward Purchase Shares to forward transferees, and our Sponsor may, in its discretion, transfer, directly or indirectly, certain of its Founder Shares and Private Placement Warrants to any such forward transferee, subject to compliance with applicable securities laws.

The Forward Purchase Agreement also provides that Forward Purchaser and any forward transferee are entitled to certain registration rights with respect to their Forward Purchase Shares.

Funds managed or advised by Third Point purchased an aggregate of 4,000,000 units in the Initial Public Offering at the public offering price. The underwriters did not receive any underwriting discounts or commissions on units purchased by such funds in the Initial Public Offering.

Third Point or its affiliates will have the option to invest up to 75% of any additional equity (or equity-linked securities) we may issue to raise additional capital prior to or in connection with the completion of our Initial Business Combination.

Third Point, an affiliate of our Sponsor, provided us office space and general administrative services at no cost until August, 2018. Since August, 2018, we have leased alternative office space from an unaffiliated third party.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. In addition to the fully outstanding Note, the Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs of $40,276 on behalf of the Company. We fully repaid the Note and the advances to our Sponsor and affiliates on June 15, 2018.

In addition, in order to finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our directors and officers, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement we entered into in connection with the Initial Public Offering, requiring us to register such securities and any of our other equity securities that such persons may hold from time to time (which would include, with respect to Third Point, any shares of Class A common stock or warrants (including underlying securities) included in units purchased, directly or indirectly, by funds managed or advised by Third Point in the Initial Public Offering) for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of 20% of these securities are entitled to make up to four demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, or (y) subsequent to our Initial Business Combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to file within 30 days after the closing of our Initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and to cause such registration statement to be declared effective as soon as practicable after it is filed.

Conflicts of Interest

Affiliates of Third Point manage or advise several funds. Funds managed or advised by Third Point or its affiliates, may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Third Point or its affiliates may be suitable for both us and for a current or future Third Point-affiliated fund and may be directed to such fund rather than to us. Neither Third Point nor members of our management team who are employed by Third Point have any obligation to present us with any opportunity for a potential business combination of which they become aware. Third Point and/or the members of our management team, in their capacities as officers or managing directors of Third Point or its affiliates or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future Third Point investment vehicles, or third parties, before they present such opportunities to us. Any presentation of such opportunities to Third Point or its affiliates, other than us, may present additional conflicts.

Each of our directors and officers currently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Each of our directors and officers, other than David W. Bonanno, has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable).

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our Initial Business Combination by June 14, 2020 (or September 14, 2020, as applicable). If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, or (y) subsequent to our Initial Business Combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our Initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own common stock and warrants following this offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

•

Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

•

Our Sponsor, directors or officers may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our directors or officers to finance transaction costs in connection with an intended Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, directors and officers of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our directors and officers may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our directors or officers in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing our Initial Business Combination with a company that is affiliated with our Sponsor, our directors or our officers. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an Initial Business Combination is fair to our company from a financial point of view.

Pursuant to our amended and restated certificate of incorporation, actions of our board of directors prior to our Initial Business Combination will require the approval of both the director designated by Third Point, who will initially be David W. Bonanno, and the director designated by Thomas W. Farley, who will initially be Mr. Farley.

Third Point or its affiliates will have the option to invest up to 75% of any additional equity (or equity-linked securities) we may issue to raise additional capital prior to or in connection with the completion of our Initial Business Combination.

In the event that we submit our Initial Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote any Founder Shares held by them and any Public Shares purchased by them in favor of our Initial Business Combination and our directors and officers have also agreed to vote any Public Shares by them in favor of our Initial Business Combination.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Related Party Policy

We did not have a formal policy for the review, approval or ratification of related party transactions prior to the Initial Public Offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Upon the completion of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. The code of ethics is filed as an exhibit to the registration statement for our Initial Public Offering and incorporated by reference as an exhibit to this Annual Report on Form 10-K.

In addition, our audit committee, pursuant to a written charter that adopted upon the completion of the Initial Public Offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. The audit committee charter is filed as an exhibit to the registration statement for our Initial Public Offering and incorporated by reference as an exhibit to this Annual Report on Form 10-K. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our Initial Business Combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our Initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, directors or officers, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our Initial Business Combination. However, the following payments will be made to our Sponsor, directors or officers, or our or their affiliates, none of which may be made from the amounts held in the Trust Account prior to the completion of our Initial Business Combination:

•	Repayment of up to $300,000 in loans made to us by our Sponsor (pursuant to the Note, which was repaid in June 2018);

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing our Initial Business Combination; and

•

Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to finance transaction costs in connection with an intended Initial Business Combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors or officers, or our or their affiliates.

Number and Terms of Office of Directors and Officers

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Tosi, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of General McChrystal and Ms. Seligman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Bonanno and Mr. Farley, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our Initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that General McChrystal, Ms. Seligman and Mr. Tosi are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm from February 23, 2018 (inception) through December 31, 2018. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum related to audit and review totaled $109,500 for the period from February 23, 2018 (inception) through December 31, 2018. The above amounts include services in connection with interim review procedures and audit services in connection with our initial public offering, as well as attendance at audit committee meetings.

Audit Related Fees

We did not incur any audit-related fees for the period from February 23, 2018 (inception) through December 31, 2018.

Tax Fees

We did not incur any fees for tax services for the period from February 23, 2018 (inception) through December 31, 2018.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for other services other than those set forth above.

Pre-Approval Policy

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

FAR POINT ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Far Point Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Far Point Acquisition Corporation (the “Company”) as of December 31, 2018, the related statements of operations, changes in stockholders’ equity and cash flows, for the period from February 23, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from February 23, 2018 (inception) to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 29, 2019

FAR POINT ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2018

Assets:
Current assets:
Cash	$1,666,639
Prepaid expenses	157,616

Total current assets	1,824,255
Investments held in Trust Account	639,719,665
Other assets	25,525

Total assets	$641,569,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$635,139
Income tax payable	1,491,470
Franchise tax payable	116,994

Total current liabilities	2,243,603
Deferred underwriting commissions	20,737,500

Total liabilities	22,981,103

Commitments
Class A common stock, $0.0001 par value; 61,358,834 shares subject to possible redemption at $10.00 per share	613,588,340

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,891,166 shares issued and outstanding (excluding 61,358,834 shares subject to possible redemption)	189
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding	1,581
Additional paid-in capital	375,406
Retained earnings	4,622,826

Total stockholders’ equity	5,000,002

Total Liabilities and Stockholders’ Equity	$641,569,445

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the period from
February 23, 2018 (inception)
through December 31, 2018
General and administrative costs	$988,375
Franchise tax expense	116,994

Loss from operations	(1,105,369)
Investment income on Trust Account	7,219,665

Income before income tax expense	6,114,296
Income tax expense	1,491,470

Net income	$4,622,826

Weighted average shares outstanding of Class A common stock	63,250,000

Basic and diluted net income per share, Class A	$0.09

Weighted average shares outstanding of Class B common stock	15,812,500

Basic and diluted net loss per share, Class B	$(0.06)

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from February 23, 2018 (Inception) through December 31, 2018

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	—	—	15,812,500	1,581	23,419	—	25,000
Sale of units in initial public offering	63,250,000	6,325	—	—	632,493,675	—	632,500,000
Offering costs	—	—	—	—	(33,209,484)	—	(33,209,484)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	14,650,000	—	14,650,000
Common stock subject to possible redemption	(61,358,834)	(6,136)	—	—	(613,582,204)	—	(613,588,340)
Net income	—	—	—	—	—	4,622,826	4,622,826

Balance - December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

(1)

The shares and the associated amounts have been retroactively restated to reflect two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend (see Note 4).

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the Period From February 23, 2018 (inception) through December 31, 2018
Cash Flows from Operating Activities:
Net income	$4,622,826
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	21,541
Income earned on investments	(7,219,665)
Changes in operating assets and liabilities:
Prepaid expenses	(140,628)
Other assets	(1,825)
Accounts payable and accrued expenses	635,139
Income tax payable	1,491,470
Franchise tax payable	116,994

Net cash used in operating activities	(474,148)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(632,500,000)

Net cash used in investing activities	(632,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering	632,500,000
Payment of offering costs	(12,193,937)
Proceeds received from private placement	14,650,000
Repayment of note payable and advances to related parties	(340,276)

Net cash provided by financing activities	634,640,787

Net increase in cash	1,666,639

Cash - beginning of the period	—

Cash - end of the period	$1,666,639

Supplemental disclosure of noncash activities:
Offering costs paid by related parties under note payable and advances	$278,047

Prepaid expenses and other assets paid by related parties under note payable and advances	$40,688

Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$20,737,500

Change in value of Class A common stock subject to possible redemption	$613,588,340

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2018, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through December 31, 2018 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

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

The Company’s amended certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination by June 14, 2020 (or September 14, 2020 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by June 14, 2020 but has not completed the Initial Business Combination by such date) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes. As a result, such shares of Class A common stock have been recorded as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity

As of December 31, 2018, the Company had approximately $1.7 million in its operating bank account for working capital.

Through December 31, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Accordingly, at December 31, 2018, 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (see Note 6). No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At December 31, 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$639,719,665	$—	$—

As of December 31, 2018, the investments held in the Trust Account were held in money market fund and U.S. Treasury bills.

Note 8 — Income Taxes

The income tax provision (benefit) consists of the following:

December 31, 2018
Current
Federal	$1,491,470
State	—
Deferred
Federal	207,377
State	—
Change in valuation allowance	(207,377)

Income tax provision expense	$1,491,470

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows:

December 31, 2018
Deferred tax asset
Startup/Organizational Costs	$207,377

Total deferred tax assets	207,377
Valuation Allowance	(207,377)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the valuation allowance was approximately $207,000.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2018
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	3.4%

Income tax provision expense	24.4%

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (3)

4.2	Specimen Class A Common Stock Certificate (3)

4.3	Specimen Warrant Certificate (3)

4.4	Warrant Agreement, dated June 11, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)

10.1	Promissory Note, dated March 16, 2018, issued to Far Point LLC (f/k/a FPAC Sponsor LLC) (2)

10.2	Securities Subscription Agreement, dated March 16, 2018, by and between the Company and Far Point LLC (1)

10.3	Letter Agreement, dated June 11, 2018, by and the Company, its officers, directors and Far Point LLC (1)

10.4	Equity Participation Agreement, dated June 11, 2018, by and between the Company and Cloudbreak Aggregator LP (1)

10.5	Investment Management Trust Agreement, dated June 11, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)

10.6	Registration Rights Agreement, dated June 11, 2018, by and among the Company, Far Point LLC and the other holders party thereto (1)

10.7	Second Amended and Restated Private Placement Warrants Purchase Agreement, dated June 11, 2018, by and between the Company and the Sponsor (1)

10.8	Forward Purchase Agreement, dated May 18, 2018, by and between the Company and Cloudbreak Aggregator LP (2)

10.9	Form of Indemnity Agreement (3)

14.1	Code of Ethics (3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 22, 2018
(3)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 31, 2018
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2019	FAR POINT ACQUISITION CORPORATION

	By:	/s/ Thomas W. Farley
Thomas W. Farley
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas W. Farley	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 29, 2019
Thomas W. Farley

/s/ David W. Bonanno	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2019
David W. Bonanno

/s/ Stanley A. McChrystal	Director	March 29, 2019
Stanley A. McChrystal

/s/ Nicole Seligman	Director	March 29, 2019
Nicole Seligman

/s/ Laurence A. Tosi	Director	March 29, 2019
Laurence A. Tosi