Form 10-Q
period 2019-03-31
Far Point Acquisition Corp
filed 2019-05-14
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Ticker Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Warrant to purchase one share of Class A Common Stock	FPAC.UN	The New York Stock Exchange
Shares of Class A common stock, par value $0.0001 per share	FPAC	The New York Stock Exchange
Warrants, exercisable for one share of Class A Common Stock for $11.50 per share	FPAC.WS	The New York Stock Exchange

As of May 14, 2019, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2019 and for the period from February 23, 2018 (inception) through March 31, 2018	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and for the period from February 23, 2018 (inception) through March 31, 2018	5

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2019 and for the period from February 23, 2018 (inception) through March 31, 2018	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,395,982	$1,666,639
Prepaid expenses	181,745	157,616

Total current assets	1,577,727	1,824,255
Investments held in Trust Account	641,980,998	639,719,665
Other assets	25,525	25,525

Total assets	$643,584,250	$641,569,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$834,942	$635,139
Income tax payable	786,117	1,491,470
Franchise tax payable	50,050	116,994

Total current liabilities	1,671,109	2,243,603
Deferred underwriting commissions	20,737,500	20,737,500

Total liabilities	22,408,609	22,981,103

Commitments
Class A common stock, $0.0001 par value; 61,617,564 and 61,358,834 shares subject to possible redemption at $10.00 per share at March 31, 2019 and December 31, 2018, respectively	616,175,640	613,588,340

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,632,436 and 1,891,166 shares issued and outstanding (excluding 61,617,564 and 61,358,834 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively.	163	189
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,581	1,581
Additional paid-in capital	—	375,406
Retained earnings	4,998,257	4,622,826

Total stockholders’ equity	5,000,001	5,000,002

Total Liabilities and Stockholders’ Equity	$643,584,250	$641,569,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2019	For the period from February 23, 2018 (inception) through March 31, 2018
General and administrative costs	$334,396	$883
Franchise tax expense	45,241	—

Loss from operations	(379,637)	(883)
Investment income on Trust Account	3,788,849	—

Income before income tax expense	3,409,212	(883)
Income tax expense	821,913	—

Net income	$2,587,299	$(883)

Weighted average shares outstanding of Class A common stock	63,250,000	—

Basic and diluted net income per share, Class A	$0.05	$—

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2019
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

Common stock subject to possible redemption	(258,730)	(26)	—	—	(375,406)	(2,211,868)	(2,587,300)
Net income	—	—	—	—	—	2,587,299	2,587,299

Balance – March 31, 2019 (unaudited)	1,632,436	$163	15,812,500	$1,581	$—	$4,998,257	$5,000,001

	For The Period From February 23, 2018 (inception) through March 31, 2018
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Net loss	—	—	—	—	—	(883)	(883)

Balance – March 31, 2018 (unaudited)	—	$—	15,812,500	$1,581	$23,419	$(883)	$24,117

(1) The shares and the associated amounts have been retroactively restated to reflect the two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, in June 2018 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2019	For the Period From February 23, 2018 (inception) through March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$2,587,299	$(883)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	—	777
Income earned on investments	(3,788,849)	—
Changes in operating assets and liabilities:
Prepaid expenses	(24,129)	—
Accounts payable and accrued expenses	199,803	—
Income tax payable	(705,353)	—
Franchise tax payable	(66,944)	106

Net cash used in operating activities	(1,798,173)	—

Cash Flows from Investing Activities
Investment income released from Trust Account to pay taxes	1,527,516	—

Net cash provided by investing activities	1,527,516	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	—	25,000

Net change in cash	(270,657)	25,000

Cash – beginning of the period	1,666,639	—

Cash – end of the period	$1,395,982	$25,000

Supplemental disclosure of noncash activities:
Offering costs paid by related parties under note payable and advances	$—	$37,500

Offering costs included in accrued expenses	$—	$112,500

Offering costs included in accounts payable	$—	$30,000

Change in value of Class A common stock subject to possible redemption	$2,587,300	$—

Supplemental cash flow data:
Cash paid for income taxes	$1,527,266	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2019, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through March 31, 2019 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s Sponsor is Far Point LLC, a Delaware limited liability company (the “Sponsor”). On May 11, 2018, the Sponsor changed its name from FPAC Sponsor LLC to Far Point LLC. The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 11, 2018. On June 14, 2018, the Company consummated its Initial Public Offering of 63,250,000 units (each, a “Unit” and collectively, the “Units”), including 8,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $632.5 million, and incurring offering costs of approximately $33.2 million, inclusive of $20.7 million in deferred underwriting commissions (Note 3). The Company intends to finance its Initial Business Combination with the proceeds from the Initial Public Offering and a $14.65 million private placement of warrants (Note 4). Upon the closing of the Initial Public Offering and the private placement, $632.5 million was held in a trust account (the “Trust Account”) (discussed below).

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of March 31, 2019, the Company had approximately $1.4 million in its operating bank account and approximately $9.5 million of investment income available in the Trust Account to pay for franchise and income taxes.

Through March 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2019.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes of approximately $867,000, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital or in the absence of additional paid-in capital, retained earnings.

Accordingly, at March 31, 2019 and December 31, 2018, 61,617,564 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At March 31, 2019 and December 31, 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. Of the outstanding shares of Class A common stock, 61,617,564 and 61,358,834 shares of Class A common stock was subject to possible redemption at March 31, 2019 and December 31, 2018, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$641,980,998	$—	$—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$639,719,665	$—	$—

As of March 31, 2019 and December 31, 2018, the investments held in the Trust Account were held in marketable securities.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

For the three months ended March 31, 2019, we had net income of approximately $2.6 million, which consisted of approximately $3.8 million in investment income from the Trust Account, offset by approximately $334,000 in general and administrative costs, approximately $45,000 in franchise tax expense, and approximately $822,000 in income tax expense.

For the period from February 23, 2018 (inception) through March 31, 2018, we had a net loss of $883, which consisted of formation and operating costs.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2019, we had approximately $1.4 million in our operating bank account and approximately $9.5 million of investment income available in the Trust Account to pay for franchise and income taxes.

Through March 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, and the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million. We fully repaid these borrowings and advances from our Sponsor and related parties on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2019, there were no working capital loans outstanding.

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

Related Party Loans and Advances

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, our Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs of $40,276 on behalf of our company. These advances were due on demand and were non-interest bearing. We fully repaid the Note and advances to our Sponsor and affiliates on June 15, 2018.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

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

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

Our statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed by us with the SEC on March 29, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2019.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President