Form 10-Q
period 2019-06-30
Far Point Acquisition Corp
filed 2019-08-12
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2019 and 2018, for the six months ended June 30, 2019, and for the period from February 23, 2018 (inception) through June 30, 2018	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and for the period from February 23, 2018 (inception) through June 30, 2018	5

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2019 and for the period from February 23, 2018 (inception) through June 30, 2018	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,141,841	$1,666,639
Prepaid expenses	150,554	157,616

Total current assets	1,292,395	1,824,255
Investments held in Trust Account	644,652,916	639,719,665
Other assets	25,525	25,525

Total assets	$645,970,836	$641,569,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,393,631	$635,139
Income tax payable	47,851	1,491,470
Franchise tax payable	55,196	116,994

Total current liabilities	1,496,678	2,243,603
Deferred underwriting commissions	20,737,500	20,737,500

Total liabilities	22,234,178	22,981,103

Commitments

Class A common stock, $0.0001 par value; 61,873,665 and 61,358,834 shares subject to possible redemption at $10.00 per share at June 30, 2019 and December 31, 2018, respectively	618,736,650	613,588,340

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	0	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,376,335 and 1,891,166 shares issued and outstanding (excluding 61,873,665 and 61,358,834 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively.	137	189
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding at June 30, 2019 and December 31, 2018	1,581	1,581
Additional paid-in capital	0	375,406
Retained earnings	4,998,290	4,622,826

Total stockholders’ equity	5,000,008	5,000,002

Total Liabilities and Stockholders’ Equity	$645,970,836	$641,569,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30, 2019	For the period from February 23, 2018 (inception) through June 30, 2018
	2019	2018
General and administrative costs	$799,320	$23,592	$1,133,716	$24,369
Franchise tax expense	50,000	59,356	95,241	59,462

Loss from operations	(849,320)	(82,948)	(1,228,957)	(83,831)
Interest and investment income	4,327,095	408,064	8,115,944	408,064

Income before income tax expense	3,477,775	325,116	6,886,987	324,233
Income tax expense	916,758	73,206	1,738,671	73,206

Net income	$2,561,017	$251,910	$5,148,316	$251,027

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.05	$0.00	$0.10	$0.00

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.05)	$(0.00)	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the six months ended June 30, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

Common stock subject to possible redemption	(258,730)	(26)	0	0	(375,406)	(2,211,868)	(2,587,300)
Net income	0	0	0	0	0	2,587,299	2,587,299

Balance - March 31, 2019 (unaudited)	1,632,436	$163	15,812,500	$1,581	$0	$4,998,257	$5,000,001

Common stock subject to possible redemption	(256,101)	(26)	0	0	0	(2,560,984.39)	(2,561,010.20)
Net income	0	0	0	0	0	2,561,017	2,561,017

Balance - June 30, 2019 (unaudited)	1,376,335	$137	15,812,500	$1,581	$0	$4,998,290	$5,000,008

	For the period from February 23, 2018 (inception) through June 30, 2018
	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Net loss	—	—	—	—	—	(883)	(883)

Balance - March 31, 2018 (unaudited)	—	$—	15,812,500	$1,581	$23,419	$(883)	$24,117

Sale of units in initial public offering	63,250,000	6,325	—	—	632,493,675	—	632,500,000
Offering costs	—	—	—	—	(33,173,084)	—	(33,173,084)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	14,650,000	—	14,650,000
Common stock subject to possible redemption	(60,925,294)	(6,092)	—	—	(609,246,848)	—	(609,252,940)
Net income	—	—	—	—	—	251,910	251,910

Balance - June 30, 2018 (unaudited)	2,324,706	$233	15,812,500	$1,581	$4,747,162	$251,027	$5,000,003

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

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	For the six months ended	February 23, 2018 (inception)
	June 30, 2019	through June 30, 2018
Cash Flows from Operating Activities:
Net income	$5,148,316	$251,027
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	0	14,129
Income earned on investments held in Trust Account	(8,115,790)	(408,064)
Changes in operating assets and liabilities:
Prepaid expenses	7,062	(193,835)
Accounts payable and accrued expenses	758,492	197,815
Income tax payable	(1,443,619)	73,206
Franchise tax payable	(61,798)	59,462

Net cash used in operating activities	(3,707,337)	(6,260)

Cash Flows from Investing Activities:
Investment income released from Trust Account	3,182,539	—
Cash deposited in Trust Account	0	(632,500,000)

Net cash provided by (used in) investing activities	3,182,539	(632,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	0	25,000
Proceeds received from initial public offering	0	632,500,000
Payment of offering costs	0	(12,089,800)
Proceeds received from private placement	0	14,650,000
Repayment of note payable and advances to related parties	0	(340,276)

Net cash provided by financing activities	0	634,744,924

Net change in cash	(524,798)	2,238,664

Cash - beginning of the period	1,666,639	—

Cash - end of the period	$1,141,841	$2,238,664

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$0	$50,000

Offering costs included in accounts payable	$0	$17,737

Offering costs paid by related parties under note payable and advances	$0	$278,047

Prepaid expenses and other assets paid by related parties under note payable and advances	$0	$48,100

Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	0	$20,737,500

Change in value of Class A common stock subject to possible redemption	$5,148,310	$609,252,940

Supplemental cash flow data:
Cash paid for income taxes	$3,182,289	$—

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

At June 30, 2019, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through June 30, 2019 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31st as its fiscal year end.

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

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, the Company had approximately $1.1 million in its operating bank account, approximately $12.2 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $101,000 (excluding franchise and income tax obligations). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Through June 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrew from the Trust Account of approximately $3.2 million since inception to pay for tax obligations. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 14, 2020.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2019.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes of approximately $3.4 million and approximately $6.3 million for three and six months ended June 30, 2019, respectively, approximately $276,000 for three months ended June 30, 2018, and approximately $275,000 for period from February 23, 2018 (inception) through June 30, 2018, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Accordingly, at June 30, 2019 and December 31, 2018, 61,873,665 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Management has determined that a full valuation allowance on the deferred tax asset (related to start up costs) is appropriate at this time after consideration of all available positive and negative evidence related to the realization of the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s unaudited condensed financial statements.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At June 30, 2019 and December 31, 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. Of the outstanding shares of Class A common stock, 61,873,665 and 61,358,834 shares of Class A common stock was subject to possible redemption at June 30, 2019 and December 31, 2018, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$644,652,916	$0	$0

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$639,719,665	$—	$—

As of June 30, 2019 and December 31, 2018, the investments held in the Trust Account were held in marketable securities.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued.

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

For the three months ended June 30, 2019, we had net income of approximately $2.6 million, which consisted of approximately $4.3 million in interest and investment income, offset by approximately $799,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $917,000 in income tax expense.

For the three months ended June 30, 2018, we had net income of approximately $252,000, which consisted of approximately $408,000 in investment income from the Trust Account, offset by approximately $24,000 in general and administrative costs, approximately $59,000 in franchise tax expense, and approximately $73,000 in income tax expense.

For the six months ended June 30, 2019, we had net income of approximately $5.1 million, which consisted of approximately $8.1 million in interest and investment income, offset by approximately $1.1 million in general and administrative costs, approximately $95,000 in franchise tax expense, and approximately $1.7 million in income tax expense.

For the period from February 23, 2018 (inception) through June 30, 2018, we had net income of approximately $251,000, which consisted of approximately $408,000 in investment income from the Trust Account, offset by approximately $24,000 in general and administrative costs, approximately $59,000 in franchise tax expense, and approximately $73,000 in income tax expense.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2019, we had approximately $1.1 million in our operating bank account and approximately $12.2 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $101,000 (excluding franchise and income tax obligations). Further, we have incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Through June 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrew from the Trust Account of approximately $3.2 million since inception to pay for tax obligations. We fully repaid these borrowings and advances from our Sponsor and related parties on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2019, there were no working capital loans outstanding.

Based on the foregoing, we will have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or June 14, 2020. Following the initial Business Combination, if cash on hand is insufficient, we will need to obtain additional financing in order to meet its obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement dated as of June 11, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective untiltermination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Accordingly, at June 30, 2019 and December 31, 2018, 61,873,665 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerginggrowth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As of June 30, 2019, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed by us with the SEC on March 29, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibit

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2019.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name:	Thomas W. Farley
Title:	Chief Executive Officer and President