Form 10-Q
period 2019-09-30
Far Point Acquisition Corp
filed 2019-11-12
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	3

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2019 and 2018, for the nine months ended September 30, 2019, and for the period from February 23, 2018 (inception) through September 30, 2018	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and for the period from February 23, 2018 (inception) through September 30, 2018	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and for the period from February 23, 2018 (inception) through September 30, 2018	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,056,076	$1,666,639
Prepaid expenses and other current assets	351,139	157,616

Total current assets	1,407,215	1,824,255
Investments held in Trust Account	647,285,905	639,719,665
Other assets	25,525	25,525

Total Assets	$648,718,645	$641,569,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$1,813,401	$635,139
Income tax payable	0	1,491,470
Franchise tax payable	82,768	116,994

Total current liabilities	1,896,169	2,243,603
Deferred underwriting commissions	20,737,500	20,737,500

Total Liabilities	22,633,669	22,981,103

Commitments

Class A common stock, $0.0001 par value; 62,108,497 and 61,358,834 shares subject to possible redemption at $10.00 per share at September 30, 2019 and December 31, 2018, respectively	621,084,970	613,588,340

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	0	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,141,503 and 1,891,166 shares issued and outstanding (excluding 62,108,497 and 61,358,834 shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively.	114	189
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding at September 30, 2019 and December 31, 2018	1,581	1,581
Additional paid-in capital	0	375,406
Retained earnings	4,998,311	4,622,826

Total stockholders’ equity	5,000,006	5,000,002

Total Liabilities and Stockholders’ Equity	$648,718,645	$641,569,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30, 2019	For the period from February 23, 2018 (inception) through September 30, 2018
	2019	2018
General and administrative costs	$349,670	$723,576	$1,483,386	$747,945
Franchise tax expense	50,000	7,121	145,241	66,583

Loss from operations	(399,670)	(730,697)	(1,628,627)	(814,528)
Interest and investment income	3,500,416	3,152,308	11,616,360	3,560,372

Income before income tax expense	3,100,746	2,421,611	9,987,733	2,745,844
Income tax expense	705,275	660,490	2,443,946	733,696

Net income	$2,395,471	$1,761,121	$7,543,787	$2,012,148

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.04	$0.04	$0.14	$0.04

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.02)	$(0.05)	$(0.09)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

Common stock subject to possible redemption	(258,730)	(26)	0	0	(375,406)	(2,211,868)	(2,587,300)
Net income	0	0	0	0	0	2,587,299	2,587,299

Balance - March 31, 2019 (unaudited)	1,632,436	$163	15,812,500	$1,581	$0	$4,998,257	$5,000,001

Common stock subject to possible redemption	(256,101)	(26)	0	0	0	(2,560,984)	(2,561,010)
Net income	0	0	0	0	0	2,561,017	2,561,017

Balance - June 30, 2019 (unaudited)	1,376,335	$137	15,812,500	$1,581	$0	$4,998,290	$5,000,008

Adjusted offering costs in connection with the Initial Public Offering	0	0	0	0	(47,153)	0	(47,153)
Common stock subject to possible redemption	(234,832)	(23)	0	0	47,153	(2,395,450)	(2,348,320)
Net income	0	0	0	0	0	2,395,471	2,395,471

Balance - September 30, 2019 (unaudited)	1,141,503	$114	15,812,500	$1,581	$0	$4,998,311	$5,000,006

	For the period from February 23, 2018 (inception) through June 30, 2018
	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Net loss	—	—	—	—	—	(883)	(883)

Balance - March 31, 2018 (unaudited)	—	$—	15,812,500	$1,581	$23,419	$(883)	$24,117

Sale of units in initial public offering	63,250,000	6,325	—	—	632,493,675	—	632,500,000
Offering costs	—	—	—	—	(33,173,084)	—	(33,173,084)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	14,650,000	—	14,650,000
Common stock subject to possible redemption	(60,925,294)	(6,092)	—	—	(609,246,848)	—	(609,252,940)
Net income	—	—	—	—	—	251,910	251,910

Balance - June 30, 2018 (unaudited)	2,324,706	$233	15,812,500	$1,581	$4,747,162	$251,027	$5,000,003

Reduction in offering costs	—	—	—	—	(85,000)	—	(85,000)
Common stock subject to possible redemption	(167,612)	(17)	—	—	(1,676,103)	—	(1,676,120)
Net income	—	—	—	—	—	1,761,121	1,761,121

Balance - September 30, 2018 (unaudited)	2,157,094	$216	15,812,500	$1,581	$2,986,059	$2,012,148	$5,000,004

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

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	For the nine months ended	February 23, 2018 (inception)
	September 30, 2019	through September 30, 2018
Cash Flows from Operating Activities:
Net income	$7,543,787	$2,012,148
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	0	21,541
Income earned on investments held in Trust Account	(11,616,060)	(3,560,372)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(193,523)	(188,828)
Other assets	0	(1,825)
Accounts payable and accrued expenses	1,131,109	576,240
Income tax payable	(1,491,470)	733,696
Franchise tax payable	(34,226)	66,583

Net cash used in operating activities	(4,660,383)	(340,817)

Cash Flows from Investing Activities:
Investment income released from Trust Account	4,049,820	—
Cash deposited in Trust Account	0	(632,500,000)

Net cash provided by (used in) investing activities	4,049,820	(632,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	0	25,000
Proceeds received from initial public offering	0	632,500,000
Payment of offering costs	0	(12,192,537)
Proceeds received from private placement	0	14,650,000
Repayment of note payable and advances to related parties	0	(340,276)

Net cash provided by financing activities	0	634,642,187

Net change in cash	(610,563)	1,801,370

Cash - beginning of the period	1,666,639	—

Cash - end of the period	$1,056,076	$1,801,370

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$0	$50,000

Offering costs included in accounts payable	$47,153	$—

Offering costs paid by related parties under note payable and advances	$0	$278,047

Prepaid expenses and other assets paid by related parties under note payable and advances	$0	$40,688

Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering		$20,737,500

Change in value of Class A common stock subject to possible redemption	$7,496,630	$610,929,060

Supplemental cash flow data:
Cash paid for income taxes	$3,982,289	$—

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

At September 30, 2019, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through September 30, 2019 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s Sponsor is Far Point LLC, a Delaware limited liability company (the “Sponsor”). On May 11, 2018, the Sponsor changed its name from FPAC Sponsor LLC to Far Point LLC. The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on June 11, 2018. On June 14, 2018, the Company consummated its Initial Public Offering of 63,250,000 units (each, a “Unit” and collectively, the “Units”), including 8,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $632.5 million, and incurring offering costs of approximately $33.3 million, inclusive of $20.7 million in deferred underwriting commissions (Note 3). The Company intends to finance its Initial Business Combination with the proceeds from the Initial Public Offering and a $14.65 million private placement of warrants (Note 4). Upon the closing of the Initial Public Offering and the private placement, $632.5 million was held in a trust account (the “Trust Account”) (discussed below).

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

The Company’s amended certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock, $0.0001 par value (“Class A common stock”) included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination by June 14, 2020 (or September 14, 2020 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by June 14, 2020 but has not completed an Initial Business Combination by such date) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2019, the Company had approximately $1.0 million in its operating bank account, approximately $14.8 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $406,000 (excluding franchise and income tax obligations). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Through September 30, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $4.0 million since inception to pay for tax obligations. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2019.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for each periods presented.

The Company’s unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, of approximately $2.7 million and approximately $9.0 million for three and nine months ended September 30, 2019, respectively, approximately $2.5 million for three months ended September 30, 2018, and approximately $2.8 million for period from February 23, 2018 (inception) through September 30, 2018, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Accordingly, at September 30, 2019 and December 31, 2018, 62,108,497 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Each Unit consists of one share of the Company’s Class A common stock and one-third of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (see Note 6). No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade.

Note 4—Related Party Transactions

Founder Shares

On March 16, 2018, the Sponsor purchased 11,500,000 shares of Class B common stock, $0.0001 par value (the “Founder Shares”), for an aggregate price of $25,000, or approximately $0.002 per share. In June 2018, the Company effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, resulting in 15,812,500 Founder Shares outstanding. On May 18, 2018, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent director nominees, at the original per share purchase price. Following the stock dividends in June 2018, each of the independent director nominees transferred 15,000 shares back to the Sponsor. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor had agreed to forfeit up to 2,062,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On June 14, 2018, the underwriters exercised their over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

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

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At September 30, 2019 and December 31, 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. Of the outstanding shares of Class A common stock, 62,108,497 and 61,358,834 shares of Class A common stock were subject to possible redemption at September 30, 2019 and December 31, 2018, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company may call the Public Warrants (but not the Private Placement Warrants) for redemption:

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$647,285,905	$0	$0

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$639,719,665	$—	$—

As of September 30, 2019 and December 31, 2018, the investments held in the Trust Account were held in marketable securities.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 23, 2018 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target. Our Sponsor is Far Point LLC, a Delaware limited liability company.

We consummated our Initial Public Offering on June 14, 2018. Our amended certificate of incorporation provides that, if we are unable to complete an Initial Business Combination by June 14, 2020 (or September 14, 2020 if we have executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by June 14, 2020 but have not completed an Initial Business Combination by such date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

For the three months ended September 30, 2019, we had net income of approximately $2.4 million, which consisted of approximately $3.5 million in interest and investment income, offset by approximately $350,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $705,000 in income tax expense.

For the three months ended September 30, 2018, we had net income of approximately $1.8 million, which consisted of approximately $3.2 million in investment income from the Trust Account, offset by approximately $724,000 in general and administrative costs, approximately $7,000 in franchise tax expense, and approximately $660,000 in income tax expense.

For the nine months ended September 30, 2019, we had net income of approximately $7.5 million, which consisted of approximately $11.6 million in interest and investment income, offset by approximately $1.5 million in general and administrative costs, approximately $145,000 in franchise tax expense, and approximately $2.4 million in income tax expense.

For the period from February 23, 2018 (inception) through September 30, 2018, we had net income of approximately $2.0 million, which consisted of approximately $3.6 million in investment income from the Trust Account, offset by approximately $748,000 in general and administrative costs, approximately $67,000 in franchise tax expense, and approximately $734,000 in income tax expense.

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2019, we had approximately $1.0 million in our operating bank account and approximately $14.8 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $406,000 (excluding franchise and income tax obligations). Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Through September 30, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $4.0 million since inception to pay for tax obligations. We fully repaid these borrowings and advances from our Sponsor and related parties on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2019, there were no working capital loans outstanding.

Based on the foregoing, we will have insufficient funds available to operate our business through the earlier of consummation of a Business Combination or June 14, 2020. Following the initial Business Combination, if cash on hand is insufficient, we will need to obtain additional financing in order to meet our obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 9,766,667 Private Placement Warrants at a price of $1.50 per whole Private Placement Warrant ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of our Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If an Initial Business Combination is not completed by June 14, 2020 (or September 14, 2020, as applicable), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Accordingly, at September 30, 2019 and December 31, 2018, 62,108,497 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for each periods presented.

Our unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of September 30, 2019, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and a portion of the proceeds of the sale of the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2019.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President