Form 10-K
period 2019-12-31
Far Point Acquisition Corp
filed 2020-03-12
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 12, 2020, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

As of June 30, 2019, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $644,517,500 (based on the closing sales price of the shares of common stock on June 28, 2019 (the last trading day of the month) of $10.19).

Documents Incorporated by Reference: None.

FAR POINT ACQUISITION CORPORATION

ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

On January 16, 2020, Far Point Acquisition Corp. (“we” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (“Globetrotter”), Global Blue Group Holding AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“New Global Blue”), Global Blue US Holdco LLC, a Delaware limited liability company (“US Holdco”), Global Blue US Merger Sub Inc., a Delaware corporation (“US Merger Sub”), Global Blue Holding L.P., a Cayman Islands exempted limited partnership (“Cayman Holdings”), the individuals whose names appear on the signature pages thereof under the heading “Management Sellers” (the “Management Sellers” and, together with Globetrotter and Cayman Holdings, the “Seller Parties”), Global Blue Group AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“Global Blue”), Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative (“FPAC Shareholders’ Representative”), solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC, a Delaware limited liability company (“Founder”), and Jacques Stern, solely in his capacity as the Management Representative (“Management Representative”), which, among other things, provides for (a) the Seller Parties undertaking a series of transactions pursuant to which they will sell, exchange and contribute the ordinary shares of Global Blue (the “Global Blue Shares”) for a mix of cash (the “Cash Consideration”) and ordinary shares of New Global Blue (the “New Global Blue Shares”), and in certain circumstances preferred shares (the “Series A Preferred Shares”) of New Global Blue (together, the “Share Consideration”), and (b) US Merger Sub, a wholly-owned indirect subsidiary of New Global Blue, merging with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”). The Merger Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2020 and the descriptions of the Merger Agreement contained herein are qualified in their entirety by reference thereto.

As a result of and upon consummation of the business combination (the “Business Combination”), the parties to the Merger Agreement have agreed that, each of the Company and Global Blue will become a wholly-owned subsidiary of New Global Blue, and New Global Blue will become a new public company owned by the prior stockholders of the Company, the prior shareholders of Global Blue and certain PIPE Investors (as described in the Merger Agreement). New Global Blue will apply for listing, to be effective at the time of the Business Combination, of its ordinary shares and warrants on the New York Stock Exchange (“NYSE”) under the symbols “GB” and “GB.WS,” respectively.

Pursuant to the Merger Agreement, upon the consummation of the Business Combination (i) each of the outstanding shares (excluding shares that are redeemed by the holders as described therein) of the Company’s Class A Common Stock, par value $0.0001 per share (“FPAC Class A Common Stock”), and 10,812,500 of the 15,812,500 outstanding shares of Company’s Class B Common Stock, par value $0.0001 per share (“FPAC Class B Common Stock” and collectively with FPAC Class A Common Stock, “FPAC Common Stock”) (being the 15,812,500 outstanding shares of FPAC Class B Common Stock less the 2,500,000 Surrendered Shares and the 2,500,000 Excluded Founder Shares—each as described below) will become one New Global Blue Share, and (ii) each of the 30,850,000 outstanding warrants of the Company (the “Warrants”) will become one warrant of New Global Blue (the “New Global Blue Warrants”) that will entitle the holder thereof to purchase for $11.50 per share one New Global Blue Share in lieu of one share of FPAC Class A Common Stock. The Merger Agreement provides that 2,500,000 shares of FPAC Class B Common Stock held by the Founder (the “Excluded Founder Shares”) will be contributed to New Global Blue in exchange for the right to receive up to 2,500,000 New Global Blue Shares upon satisfaction of certain conditions related to the trading price of New Global Blue Shares, as described therein (the “Contingent Shares”).

In connection with the Business Combination, New Global Blue has filed a Registration Statement on Form F-4 (File No. 333-236581) (the “Registration Statement”), which includes a preliminary proxy statement of the Company and a prospectus in connection with the Business Combination. The definitive proxy statement/prospectus and other relevant documents will be mailed to stockholders of the Company as of a record date to be established for voting on the Business Combination. The Registration Statement contains a more detailed description of the Merger Agreement and the Business Combination.

See Item 1. “Business—Proposed Business Combination” for more information.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination.

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

We consummated our initial public offering (the “Initial Public Offering”) of 63,250,000 units, consisting of one share of Class A common stock (“Public Shares”) and one-third of a warrant to purchase a share of Class A common stock (“Warrants”) on June 14, 2018. Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. We also consummated the sale of 9,766,667 warrants to Far Point, LLC, a Delaware limited liability company (the “Sponsor”) at a price of $1.50 per whole warrant (the “Private Placement Warrants”) simultaneously with the closing of the Initial Public Offering (the “Private Placement”). Each whole Private Placement Warrant is exercisable to purchase one whole share of our Class A common stock at $11.50 per share, subject to adjustment. Of the proceeds of the Initial Public Offering and the Private Placement, $632.5 million (including $20,737,500 of deferred underwriting fees payable to the underwriters of the Initial Public Offering upon completion of our Initial Business Combination, as described in this Annual Report on Form 10-K) was deposited into a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations, the proceeds from the Initial Public Offering and concurrent Private Placement will not be released from the Trust Account until the earliest to occur of (a) the completion of our Initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 (since we have executed a definitive agreement for an Initial Business Combination by June 14, 2020 but may not have completed the Initial Business Combination by such date), or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (c) the redemption of our Public Shares if we are unable to complete our business combination by September 14, 2020, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Our initial stockholders own 15,812,500 shares of our Class B common stock (the “Founder Shares”). The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

If we are unable to complete an Initial Business Combination by September 14, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, as more fully described elsewhere in this Annual Report on Form 10-K, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On January 16, 2020, the Company entered into the Merger Agreement with New Global Blue, US Merger Sub, Global Blue, Globetrotter, US Holdco, Cayman Holdings, the FPAC Shareholders’ Representative, the Management Representative, the Management Sellers and, solely for the purpose of section 2.20 and 8.01 of the Merger Agreement, the Founder. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the Business Combination (the “Closing”), the Seller Parties will undertake a series of transactions pursuant to which they will sell, exchange and contribute the Global Blue Shares for a mix of the Cash Consideration and the Share Consideration, and US Merger Sub, a wholly-owned indirect subsidiary of New Global Blue, will merge with and into the Company, with the Company being the surviving corporation in the Merger. The relative amounts of the Share Consideration and the Cash Consideration will vary depending on certain circumstances. Assuming a closing date of September 30, 2019 (the “Closing Date”), no adjustments under the Merger Agreement and the No Redemption Scenario (as defined in the Merger Agreement), the Cash Consideration would be approximately $961 million and the Share Consideration would represent approximately 42.1% of New Global Blue following the Closing.

Upon the consummation of the Business Combination (i) each of the 63,250,000 outstanding shares of FPAC Class A Common Stock (excluding shares that are redeemed by the holders) and 10,812,500 shares of FPAC Class B Common Stock (being the 15,812,500 outstanding shares of FPAC Class B Common Stock less 2,500,000 Surrendered Shares and less 2,500,000 Excluded Founder Shares to be exchanged for the right to receive the Contingent Shares) will become one New Global Blue Share, and (ii) each of the 30,850,000 outstanding Warrants of the Company will become one New Global Blue Warrant that will entitle the holder thereof to purchase for $11.50 one New Global Blue Share in lieu of one share of FPAC Class A Common Stock.

Pursuant to the Merger Agreement, upon the consummation of the Business Combination (i) each of the 63,250,000 outstanding shares of FPAC Class A Common Stock (excluding shares that are redeemed by the holders) and 10,812,500 shares of FPAC Class B Common Stock (being the 15,812,500 outstanding shares of FPAC Class B Common Stock less 2,500,000 Surrendered Shares and less 2,500,000 Excluded Founder Shares to be exchanged for the right to receive the Contingent Shares) will become one New Global Blue Share, and (ii) each of the 30,850,000 outstanding Warrants of the Company will become one New Global Blue Warrant that will entitle the holder thereof to purchase for $11.50 one New Global Blue Share in lieu of one share of FPAC Class A Common Stock. The Merger Agreement provides that 2,500,000 Excluded Founder Shares will be contributed to New Global Blue in exchange for the right to receive up to 2,500,000 New Global Blue Shares upon satisfaction of certain conditions related to the trading price of New Global Blue Shares, as described therein.

New Global Blue will apply for listing, to be effective at the time of the Closing, of the New Global Blue Shares and New Global Blue Warrants on the NYSE under the proposed symbols “GB” and “GB.WS” respectively. In connection with the completion of the Business Combination, the Company’s Units will be separated into their component securities.

Concurrently with the execution and delivery of the Merger Agreement, New Global Blue, the Company and certain third-party investors (the “Primary PIPE Investors”) entered into share subscription agreements pursuant to which the Primary PIPE Investors have committed (the “Primary PIPE Investment”) to subscribe for and purchase, concurrently with the Closing, in the aggregate, 12,500,000 New Global Blue Shares for $10.00 per share or an aggregate purchase price equal to $125.0 million.

Concurrently with the execution and delivery of the Merger Agreement, New Global Blue and Globetrotter entered into certain share purchase and contribution agreements with (i) the Company and certain affiliates (the “Affiliated Secondary PIPE Investors”) of Third Point LLC (together with its affiliates “Third Point”), an affiliate of the Company and (ii) Antfin (Hong Kong) Holding Limited. (“Ant Financial” or the “Strategic Secondary PIPE Investor,” and together with Affiliated Secondary PIPE Investors, the “Secondary PIPE Investors,” and the Secondary PIPE Investors and the Primary PIPE Investors, the “PIPE Investors”), pursuant to which the Affiliated Secondary PIPE Investors and the Strategic Secondary PIPE Investor have committed to purchase, concurrently with the Closing, Global Blue Shares from Globetrotter and Cayman Holdings for an aggregate purchase price of up to $100.0 million and equal to $125.0 million, respectively, and to immediately contribute such Global Blue Shares to New Global Blue in exchange for the subsequent issue of up to 10,000,000 and 12,500,000, respectively, New Global Blue Shares at $10.00 per share (together (including such contribution), the “Secondary PIPE Investment” and, together with the Primary PIPE Investment, the “PIPE Investment”). The commitment of the Affiliated Secondary PIPE Investors is subject to reduction in the case of a draw on the Backstop as described below. The agreement with the Strategic Secondary PIPE Investor includes an 18-month lock-up transfer restriction on the New Global Blue Shares to be acquired by it.

Prior to the Closing, the Management Sellers will become shareholders of Global Blue through a series of exchange and contribution transactions involving Global Blue and certain of its subsidiaries.

Prior to the Closing, as permitted by the Merger Agreement, Global Blue will distribute a cash dividend to its pre-Business Combination shareholders in an amount such that Adjusted Net Debt (as defined in the Merger Agreement) as of March 31, 2020 would be €600 million. On a pro forma basis as of September 30, 2019, the amount of such dividend would have been approximately €0.

In connection with the completion of the Business Combination, Global Blue’s €630 million term loan facility and its €80 million revolving credit facility will be refinanced pursuant to a new debt facility as described therein.

In connection with the Business Combination, certain related agreements have been, or will be, entered into on or prior to the Closing Date, including: the Voting and Support Agreement, the Founder Shares Surrender Agreement, the Relationship Agreement, the Shareholders Agreement and the Registration Rights Agreement.

As a result of the Business Combination, assuming no Redemptions, the existing Company shareholders will hold approximately 39% of New Global Blue, the Seller Parties will hold approximately 42% and the PIPE Investors will hold approximately 19%.

See Note 9 to our audited consolidated financial statements for further information related to the Business Combination.

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

We are not prohibited from pursuing our Initial Business Combination with a business combination target that is affiliated with our Sponsor, our directors, or our officers or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors, officers or their affiliates. In the event we seek to complete our Initial Business Combination with a business combination target that is affiliated with our Sponsor, our directors or our officers, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that such an Initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

So long as we obtain and maintain a listing for our securities on the NYSE, our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our Initial Business Combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent registered public accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Initial Business Combination with another blank check company or a similar company with nominal operations.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 14, 2020.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until September 14, 2020 to complete our Initial Business Combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the applicable deadline.

Our Sponsor, directors, director nominees and officers have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our Initial Business Combination by September 14, 2020. However, if our Sponsor, directors or officers acquire Public Shares in or after this offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Initial Business Combination by the applicable deadline.

Our Sponsor, directors, director nominees and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares, such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination by September 14, 2020 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our business combination by September 14, 2020, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by September 14, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following September 14, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination by September 14, 2020 subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with our Initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Fail to Complete our Business Combination

The following table compares the redemptions and other permitted purchases of Public Shares that may take place in connection with the completion of our Initial Business Combination and if we are unable to complete our business combination by September 14, 2020.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Us or Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our Initial Business Combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their Public Shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our Initial Business Combination (which is initially anticipated to be $10.00 per Public Share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and any limitations (including but not limited to cash	If we seek stockholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our Initial Business Combination. There is no limit to the prices that our Sponsor, directors, officers, advisors or their affiliates may pay in these transactions.	If we are unable to complete our business combination by September 14, 2020, from the closing of this offering, we will redeem all Public Shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account (which is anticipated to be $10.00 per Public Share), including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

requirements) agreed to in connection with the negotiation of terms of a proposed business combination.

Impact to remaining stockholders	The redemptions in connection with our Initial Business Combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our Public Shares if we fail to complete our business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements, and related notes included elsewhere in this Annual Report on Form 10-K. If any of the following risks were realized, our business, financial condition and operating results could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment. For Risk Factors related to the Business Combination, see our preliminary proxy statement contained in the Registration Statement, filed by New Global Blue with the SEC on February 24, 2020 and, when available, our final proxy statement to be filed with the SEC.

RISK RELATED TO OUR BUSINESS

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

The funds from the sale of the Forward Purchase Shares are expected to be used as part of the consideration to the sellers in our Initial Business Combination, and to pay expenses in connection with our Initial Business Combination and may be used, with the agreement of the Forward Purchaser, for working capital in the post-transaction company. If the Forward Purchaser does not agree to fund more than the amount necessary to complete our Initial Business Combination, the post-transaction company may not have enough cash available for working capital. The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with our Initial Business Combination (which redemptions are not revoked prior to the date of our Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares are identical to the Public Shares, except that the Forward Purchase Shares are subject to transfer restrictions and certain registration rights, as described herein. These purchases are intended to provide us with a minimum funding level for our Initial Business Combination. If the sale of the Forward Purchase Shares does not close by reason of the failure of the Forward Purchaser or any forward transferee to fund the purchase price for their Forward Purchase Shares, for example, or for any other reason, we may lack sufficient funds to consummate our Initial Business Combination. In addition, the Forward Purchaser’s and any forward transferees’ obligations to purchase the Forward Purchase Shares are subject to termination prior to the closing of the sale of such shares by mutual written consent of the company and such parties, or automatically: (i) if our Initial Business Combination is not consummated by September 14, 2020, unless extended in accordance with our amended and restated certificate of incorporation; or (ii) if our Sponsor or we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of our Sponsor or us, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the Forward Purchaser’s obligation to purchase the Forward Purchase Shares is subject to fulfillment of customary closing conditions, including that our Initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Shares. In the event of any such failure to fund by the Forward Purchaser or any forward transferee, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

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

Any potential target business with which we enter into negotiations concerning our Initial Business Combination will be aware that we must complete our Initial Business Combination by September 14, 2020. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2019, we had approximately $1.1 million in cash and working capital deficit of $984,000. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our Initial Business Combination by September 14, 2020. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively affected by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitation described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete our Initial Business Combination by September 14, 2020 subject to applicable law and as further described herein. In addition, if we are unable to complete our Initial Business Combination by September 14, 2020 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond September 14, 2020 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

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

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate until at least September 14, 2020, we may be unable to complete our Initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least September 14, 2020, assuming that our Initial Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least September 14, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting our investments to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our Initial Business Combination or result in our liquidation. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination by September 14, 2020 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following September 14, 2020 in the event we do not complete our Initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination by September 14, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are required to hold an annual meeting no later than one full year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with NYSE rules on Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

We are not required to obtain an opinion from an independent investment banking firm or from an independent registered public accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent registered public accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 450,000,000 shares of common stock, consisting of 400,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, there were 336,750,000 and 34,187,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants, the Forward Purchase Shares or the shares of Class A common stock issuable upon conversion of Class B common stock. As of December 31, 2019, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

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

We may issue a substantial number of additional shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our directors, director nominees and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Until we consummate our Initial Business Combination, we are engaged in the business of identifying and combining with one or more businesses. Our Sponsor, directors, director nominees and officers are, and may in the future become, affiliated with entities that are engaged in a similar business, although each of our directors, director nominees and officers, other than David W. Bonanno, has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination by September 14, 2020.

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

In light of the involvement of our Sponsor, directors, and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors or officers. Our directors and officers may also serve as officers and board members for other entities, including without limitation, those described in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence.” Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an Initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our Initial Business Combination as set forth in Item 1. “Business” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent registered public accounting firm, regarding the fairness to our company from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our directors, officers, or current stockholders, potential conflicts of interest still may exist and, as a result, the terms of our Initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate their Initial Business Combinations and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities sold in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or extend the time to consummate our Initial Business Combination in order to effectuate our Initial Business Combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Initial Business Combination activity (including the requirement to not release the proceeds of the Initial Public offering and the Private Placement except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially owned approximately 25% of our common stock as of December 31, 2019, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, directors, director nominees and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 14, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, directors, director nominees and officers. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, directors or officers for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As of December 31, 2019, our initial stockholders owned shares representing approximately 25% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase additional shares of common stock on the NYSE or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only certain of the members of our board of directors will be considered for election at each meeting, and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Initial Business Combination. The Forward Purchase Shares will not be issued until completion of our Initial Business Combination and, accordingly, will not be included in any stockholder vote until such time.

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

We issued warrants to purchase 21,083,333 shares of Class A common stock as part of the units sold in the Initial Public Offering and Private Placement Warrants to purchase 9,766,667 shares of Class A common stock at $11.50 per share, subject to adjustment. Our initial stockholders also owned 15,812,500 Founder Shares as of December 31, 2019. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units issued in the Initial Public Offering began trading on the NYSE under the symbol “FPAC.UN” on June 12, 2018. Beginning on June 27, 2018, holders of our units could elect to separately trade the shares of Class A common stock and public warrants contained in the units, or continue to trade the units without separating them. On such date, the shares of Class A common stock and public warrants began trading on the NYSE under the symbols “FPAC” and “FPAC.WS,” respectively. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per half share, subject to adjustment as described in our final prospectus dated June 11, 2018 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A common stock and will become exercisable 30 days after the completion of our Initial Business Combination. Our warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation as described elsewhere in this Annual Report on Form 10-K.

Holders

As of March 2020, there was one holder of record of our units, one holder of record of our separately traded shares of Class A common stock and there were two holders of record of our separately traded public warrants.

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

We consummated our Initial Public Offering on June 14, 2018. Our amended certificate of incorporation provides that, if we are unable to complete an Initial Business Combination by September 14, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of accrued interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On January 16, 2020, the Company entered into the Merger Agreement, pursuant to which, the parties to the Merger Agreement have agreed that, in connection with the Closing (as defined in the Merger Agreement), (i) the Seller Parties will undertake a series of transactions pursuant to which they will sell, exchange and contribute the ordinary shares of Global Blue for a mix of cash and shares of New Global Blue and (ii) a wholly-owned indirect subsidiary of New Global Blue will merge with and into the Company, with the Company being the surviving corporation in the merger and a wholly-owned indirect subsidiary of New Global Blue. Pursuant to the Merger each share of the Company’s common stock issued and outstanding as of immediately prior to the Closing (other than Excluded Shares, as defined in the Merger Agreement) will be exchanged for one share of New Global Blue’s ordinary shares, and each Company warrant will convert to a warrant to acquire one New Global Blue ordinary share on the same terms. Upon consummation of the Business Combination, New Global Blue will be a publicly traded foreign private issuer. It intends to apply to list its shares and warrants on the NYSE under the trading symbol “GB”. New Global Blue will be the ultimate parent company of the business currently operated by Global Blue and its subsidiaries. Global Blue is a leading provider of tax free shopping and payment solutions.

See Item 1. “Business—Proposed Business Combination” and Note 9 to our audited consolidated financial statements for further information related to the Business Combination.

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

For the year ended December 31, 2019, we had net income of approximately $9.0 million, which consisted of approximately $14.4 million in interest and investment income, offset by approximately $2.1 million in general and administrative costs, approximately $195,000 in franchise tax expense, and approximately $3.0 million in income tax expense.

For the period from February 23, 2018 (inception) through December 31, 2018, we had net income of approximately $4.6 million, which consisted of approximately $7.2 million in investment income from the Trust Account, offset by approximately $988,000 in general and administrative costs, approximately $117,000 in franchise tax expense, and approximately $1.5 million in income tax expense.

Going Concern Consideration

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2019, we had approximately $1.1 million in our operating bank account, approximately $17 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $984,000 (excluding franchise and income tax obligations). Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

Through December 31, 2019, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $4.0 million since inception to pay for tax obligations. We fully repaid these borrowings and advances from our Sponsor and related parties on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2019, there were no working capital loans outstanding.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 14, 2020.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 9,766,667 Private Placement Warrants at a price of $1.50 per whole Private Placement Warrant ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of our Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If an Initial Business Combination is not completed by September 14, 2020, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In connection with the Business Combination, as described in our Current Report on Form 8-K, as amended, filed with the SEC on January 21, 2020 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 24, 2020, certain agreements have been, or will be, entered into with Third Point on or prior to the Closing Date, including: the Voting and Support Agreement and the Share Purchase and Contribution Agreements.

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

Accordingly, at December 31, 2019 and December 31, 2018, 62,258,819 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for each period presented.

Our statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock, for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, is calculated by dividing the investment income earned on the Trust Account of approximately $14.4 million and approximately $7.2 million, net of applicable income and franchise taxes of approximately $3,215,000 and approximately $1,608,000, resulted to a total of approximately $11.1 million and approximately $5.6 million, respectively, by the weighted average number of shares of Class A common stock outstanding of 63,250,000 for the periods. Net loss per share, basic and diluted for Class B common stock, for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, is calculated by dividing the net income of approximately $9.0 million and approximately $4.6 million, less income attributable to Class A common stock, resulted to a net loss of approximately $2.1 million and approximately $988,000, respectively, by the weighted average number of shares of Class B common stock outstanding of 15,812,500 for the periods.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019 and 2018, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

David W. Bonanno has been our Chief Financial Officer and a director since March 2018. Mr. Bonanno is a Managing Director at Third Point where he is responsible for analyzing private investment opportunities across a broad range of industries including Fintech, financial services, telecommunications, energy and real estate. Mr. Bonanno is also responsible for analyzing investment opportunities in public credit and equity markets. Over his nearly ten-year career at Third Point, Mr. Bonanno has been responsible for over $850 million in private equity investments. Mr. Bonanno is the primary investment professional responsible for the Third Point Hellenic Recovery Fund L.P., a $750 million private equity style vehicle exclusively dedicated to illiquid growth investments in Greece and Cyprus. Mr. Bonanno currently serves as a director of Social Finance, Inc. (SoFi), Energean Oil & Gas PLC (LSE: ENOG) and Hellenic Bank PCL. Mr. Bonanno previously served on the boards of Neptune Financial, Inc. and Tollerton Investments Limited which held a 51% stake in Play Communications S.A. prior to its public listing on the Warsaw Stock Exchange in July 2017. Mr. Bonanno serves or has served as a director for companies which have collectively issued over $20 billion in debt and more than $2 billion in equity in both public and private markets. Prior to joining Third Point, Mr. Bonanno was a Private Equity Associate at Cerberus Capital Management, L.P. from 2006 to 2008 and an analyst in Restructuring and Reorganization Advisory Group at Rothschild Inc. from 2004 to 2006. Mr. Bonanno graduated cum laude from Harvard University in 2004 with an A.B. in Psychology. Mr. Bonanno’s qualifications to serve on our board of directors include his extensive investment experience at Third Point, his current and prior board experiences and his extensive network of contacts in the Fintech sector.

Stanley A. McChrystal has been a director since June 2018. General McChrystal is a retired United States Army general. From June 2009 to June 2010, General McChrystal served as Commander, International Security Assistance Force (ISAF) and Commander, U.S. Forces Afghanistan (USFOR-A). From August 2008 to June 2009, General McChrystal served as Director, Joint Staff and from 2003 until 2008 as Commander of the Army’s Joint Special Operations Command (JSOC). General McChrystal is the founder of the McChrystal Group LLC, a privately held global services and leadership development firm based in Alexandria, VA, and has served as its Managing Member since 2010. He also currently serves as a director of FiscalNote, a privately held legislative and regulatory analytics firm headquartered in Washington, D.C. as well as JetBlue Airlines, and Deutsche Bank US Corporation, both headquartered in New York City. He is also an advisor to General Atomics. Within the last five years, General McChrystal served on the boards of Knowledge International, Navistar International Corp. and Siemens Government Technologies. He also served as chairperson of The Yellow Ribbon Fund, a non-profit organization committed to helping wounded veterans and their families. General McChrystal is a senior fellow at Yale University’s Jackson Institute for Global Affairs, where he teaches a course on Leadership in Operation. He is also the chair of Service Year Alliance, a project of Be The Change and the Aspen Institute, which envisions a future in which a service year is a cultural expectation and common opportunity for every young American. General McChrystal’s qualifications to serve on our board include his significant leadership and management experience.

Nicole Seligman has been a director since June 2018. Since 2019, Ms. Seligman has been a member of the board of MeiraGTx. Since August 2016, Ms. Seligman has been a member of the board of Viacom, Inc. and now Viacom CBS, where she chairs the Nominating and Governance Committee. Since January 2014, Ms. Seligman has been a member of the Board of WPP PLC, where she has served as Senior Independent Director since April 2016. Until March 2016, Ms. Seligman served as the President of Sony Entertainment, Inc. (beginning in 2014) and of Sony Corporation of America (beginning in 2012), and as Senior Legal Counsel of Sony Group (beginning in 2014). Ms. Seligman had previously served as Executive Vice President and General Counsel of Sony Corporation from 2005 to 2014. She joined Sony in 2001 and served in a variety of other capacities during her tenure. Prior to joining Sony, Ms. Seligman was a partner in the litigation practice at Williams & Connolly LLP in Washington, D.C., where she worked on a broad range of complex civil and criminal matters and represented a wide range of clients, including President William Jefferson Clinton. Ms. Seligman joined Williams & Connolly in 1985. She served as law clerk to Justice Thurgood Marshall on the Supreme Court of the United States from 1984 to 1985 and as law clerk to Judge Harry T. Edwards at the U.S. Court of Appeals for the District of Columbia Circuit from 1983 to 1984. She graduated magna cum laude from Harvard Law School, where she was a winner of the Sears Prize. Ms. Seligman’s qualifications to serve on our board include her independence, her broad experience at a major global public company, her significant contributions to other corporate boards, and her exceptional achievements in the legal profession.

Laurence A. Tosi has been a director since June 2018. Mr. Tosi is the Founder and Managing Partner of Weston Capital Group, LLC, a diversified capital platform with a focus on technology enabled businesses and industries. From 2015 until 2018, Mr. Tosi served as the Chief Financial Officer of Airbnb Inc., a privately held company which operates the world’s largest digital marketplace and hospitality service for alternative accommodations. Mr. Tosi served as the Chief Financial Officer, Senior Managing Director and a member of the Management Committee of The Blackstone Group, L.P. from 2008 to 2015. From 2006 to 2007, Mr. Tosi was a Managing Partner of Merrill Lynch & Co. (now Bank of America Merrill Lynch) where he held several senior operating roles over his 9-year tenure from 1999 to 2008. At Bank of America Merrill Lynch, Mr. Tosi served as the Chief Operating Officer of Global Markets & Investment Banking from 2006 to 2008. His operating responsibilities included investment banking, equities, fixed income, private markets, technology and corporate development/strategy. Prior to that role, Mr. Tosi served as the Finance Director, Principal Accounting Officer and Chief Financial Officer of the operating businesses of Bank of America Merrill Lynch and of various Merrill Lynch Investment funds. Mr. Tosi holds a J.D. (finance/taxation), a M.B.A. (global finance/economics), and a B.A. (government/theology) from Georgetown University where he currently sits on the board of directors and is a frequent lecturer on entrepreneurship and capital investing. Mr. Tosi’s qualifications to serve on our board include his extensive experience in investing and significant responsibilities and experience operating some of the world’s largest financial and ecommerce companies as well as his prolific entrepreneurship founding and early stage investing in some of the most successful and fastest growing companies in financial and technology.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 10, 2020 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;

•	each of our directors and executive officers; and

•	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 10, 2020.

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

Unless otherwise specified, the business address of each person listed below is c/o Far Point Acquisition Corporation, 18 West 18th Street, New York, NY 10011. Unless otherwise specified, the percentages set forth in the table below are based upon 79,062,500 shares of common stock outstanding as of March 12, 2020, which includes an aggregate of 63,250,000 shares of Class A common stock or 15,812,500 shares of Class B common stock.

Our Sponsor, Directors and Executive Officers

Name of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Number of Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Far Point LLC (Our Sponsor) (1)	—	15,692,500	19.8%
David W. Bonanno (2)	65,700	—	*
Thomas W. Farley (3)	—	—	—
Stanley A. McChrystal (4)	—	40,000	*
Nicole Seligman (4)	—	40,000	*
Laurence A. Tosi (4)	—	40,000	*
Third Point LLC (5)	4,000,000	15,692,500	24.9%
All directors and executive officers as a group (5 individuals)	65,700	120,000	*

Other 5% Stockholders

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Anchorage Capital Group, L.L.C. (6)	4,000,000	5.1%
Sculptor Capital, LP (7)	4,000,000	5.1%
BlueCrest Capital Management Ltd (8)	3,949,188	5.0%
Glazer Capital, LLC (9)	3,662,012	4.6%
Manulife Financial Corporation (10)	3,299,596	4.2%

*	Less than 1%
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

(2)	Based upon the Statement on Schedule 13D filed by Mr. Bonanno on June 25, 2018. Consists of shares of Class A common stock included in units purchased by Mr. Bonanno in the Initial Public Offering.
(3)

Mr. Farley does not beneficially own any shares of our common stock. However, Mr. Farley has a pecuniary interest in shares of our Class A common stock through his ownership of a membership interest in our sponsor.

(4)

Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(5)

Consists of the Founder Shares described in footnote 1 above, as well as 4,000,000 shares of Class A common stock included in units purchased by Third Point in the Initial Public Offering. Third Point and Mr. Loeb may be deemed to have voting and dispositive power over such shares. The business address of Third Point is 390 Park Avenue, New York, NY 10022.

(6)

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

(7)

Based upon Amendment No. 2 on Schedule 13G/A filed by Sculptor Capital LP (“Sculptor”) on February 10, 2020. Consists of shares of Class A common stock underlying units held by investment funds and discretionary accounts for which Sculptor is the principal investment manager. Sculptor Capital Holding Corporation (“SCHC”) is the general partner of Sculptor. Sculptor Capital Management, Inc. (“SCU”) is the sole shareholder of SCHC. Each of Sculptor, SCHC and SCU may be deemed to have shared voting and dispositive power over such shares of Class A common stock. The address of the principal business office of each of Sculptor, SCHC and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. According to such filing, Sculptor Master Fund, Ltd. (“SCMD”) also shares voting and dispositive power with respect to such shares. The address of the principal business office of SCMD is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KY1-1103.

(8)

Based upon Amendment No. 1 on Schedule 13G/A filed by BlueCrest Capital Management Limited (“BlueCrest”) on February 14, 2020. Consists of shares of FPAC Class A Common Stock held for the account of BSMA Limited (the “Fund”). BlueCrest Capital Management Limited (the “Investment Manager”) serves as investment manager to the Fund. Michael Platt serves as principal, director and control person of the Investment Manager. The address of the Investment Manager and Mr. Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands, JE2 4HR.

(9)

Based upon the statement on Schedule 13G filed by Glazer Capital, LLC (“Glazer”) and Paul S. Glazer on February 14, 2020, consists of shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Mr. Glazer serves as Managing Member of Glazer Capital. The address of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(10)

Based upon Amendment No. 1 on Schedule 13G/A filed by Manulife Financial Corporation (“MFC”) on February 12, 2020. Consists of shares of Class A common stock held by Manulife Investment Management Limited, an indirect wholly-owned subsidiary of MFC (“MIML”) (excluding 1,174,993 shares issuable upon exercise of Public Warrants). MIML may be deemed to have sole voting and dispositive power over such shares of FPAC Class A common stock and MFC may be deemed to have shared voting and dispositive power over such shares. The address of the principal business office of each of MFC and MIML is 200 Bloor Street East, Toronto, Ontario, Canada, M4W 1E5.

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

In connection with the Business Combination, as described in our Current Report on Form 8-K, as amended, filed with the SEC on January 21, 2020 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 24, 2020, certain agreements have been, or will be, entered into with Third Point on or prior to the Closing Date, including: the Voting and Support Agreement and the Share Purchase and Contribution Agreements.

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

Each of our directors and officers, other than David W. Bonanno, has agreed not to become a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination by September 14, 2020.

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

Our initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the consummation of our Initial Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our Initial Business Combination by September 14, 2020. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) one year after the completion of our Initial Business Combination or (B) subsequent to our Initial Business Combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, or (y) subsequent to our Initial Business Combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our Initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own common stock and warrants following this offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

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

We are not prohibited from pursuing our Initial Business Combination with a company that is affiliated with our Sponsor, our directors or our officers. In the event we seek to complete our Initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent registered public accounting firm, that such an Initial Business Combination is fair to our company from a financial point of view.

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

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

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

Related Party Policy

We did not have a formal policy for the review, approval or ratification of related party transactions prior to the Initial Public Offering. Accordingly, the transactions discussed above that occurred prior to the Initial Public Offering were not reviewed, approved or ratified in accordance with any such policy.

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

To further minimize conflicts of interest, we have agreed not to consummate our Initial Business Combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that our Initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, directors or officers, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our Initial Business Combination. However, the following payments will be made to our Sponsor, directors or officers, or our or their affiliates, none of which may be made from the amounts held in the Trust Account prior to the completion of our Initial Business Combination:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm from February 23, 2018 (inception) through December 31, 2019. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum related to audit and review totaled $63,665 for the year ended December 31, 2019 and $109,500 for the period from February 23, 2018 (inception) through December 31, 2018. The above amounts include services in connection with interim review procedures and audit services in connection with our initial public offering, as well as attendance at audit committee meetings.

Audit Related Fees

We did not incur any audit-related fees for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018.

Tax Fees

We incurred $3,500 and $0 in fees for tax services for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, respectively.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for other services other than those set forth above.

Pre-Approval Policy

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

FAR POINT ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2019 and 2018	F-3
Statements of Operations for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018	F-5
Statements of Cash Flows for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Far Point Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Far Point Acquisition Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on September 14, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 12, 2020

FAR POINT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$1,051,725	$1,666,639
Prepaid expenses and other current assets	157,646	157,616

Total current assets	1,209,371	1,824,255
Investments held in Trust Account	649,394,916	639,719,665
Other assets	25,525	25,525

Total Assets	$650,629,812	$641,569,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$2,193,441	$635,139
Income tax payable	—	1,491,470
Franchise tax payable	110,678	116,994

Total current liabilities	2,304,119	2,243,603
Deferred underwriting commissions	20,737,500	20,737,500

Total Liabilities	23,041,619	22,981,103

Commitments
Class A common stock, $0.0001 par value; 62,258,819 and 61,358,834 shares subject to possible redemption at $10.00 per share at December 31, 2019 and 2018, respectively	622,588,190	613,588,340

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 1,000,000 shares authorized: none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 991,181 and 1,891,166 shares issued and outstanding (excluding 62,258,819 and 61,358,834 shares subject to possible redemption) at December 31, 2019 and 2018, respectively.	99	189
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding at December 31, 2019 and 2018	1,581	1,581
Additional paid-in capital	—	375,406
Retained earnings	4,998,323	4,622,826

Total Stockholders’ Equity	5,000,003	5,000,002

Total Liabilities and Stockholders’ Equity	$650,629,812	$641,569,445

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the period from February 23, 2018 (inception) through December 31, 2018
General and administrative costs	$2,116,043	$988,375
Franchise tax expense	195,241	116,994

Loss from operations	(2,311,284)	(1,105,369)
Interest and investment income	14,377,603	7,219,665

Income before income tax expense	12,066,319	6,114,296
Income tax expense	3,019,314	1,491,470

Net income	$9,047,005	$4,622,826

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.18	$0.09

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.13)	$(0.06)

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—February 23, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	15,812,500	1,581	23,419	—	25,000
Sale of units in initial public offering	63,250,000	6,325	—	—	632,493,675	—	632,500,000
Offering costs	—	—	—	—	(33,209,484)	—	(33,209,484)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	14,650,000	—	14,650,000
Class A common stock subject to possible redemption	(61,358,834)	(6,136)	—	—	(613,582,204)	—	(613,588,340)
Net income	—	—	—	—	—	4,622,826	4,622,826

Balance—December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

Adjusted offering costs in connection with the Initial Public Offering	—	—	—	—	(47,153)	—	(47,153)
Class A common stock subject to possible redemption	(899,985)	(90)	—	—	(328,253)	(8,671,508)	(8,999,851)
Net income	—	—	—	—	—	9,047,005	9,047,005

Balance—December 31, 2019	991,181	$99	15,812,500	$1,581	$—	$4,998,323	$5,000,003

The accompanying notes are an integral part of these financial statements.

FAR POINT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019	For the period from February 23, 2018 (inception) through December 31, 2018
Cash Flows from Operating Activities:
Net income	$9,047,005	$4,622,826
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid on behalf of the Company	—	21,541
Income earned on investments held in Trust Account	(14,377,163)	(7,219,665)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30)	(140,628)
Other assets	—	(1,825)
Accounts payable and accrued expenses	1,511,149	635,139
Income tax payable	(1,491,470)	1,491,470
Franchise tax payable	(6,316)	116,994

Net cash used in Operating activities	(5,316,825)	(474,148)

Cash Flows from Investing Activities:
Investment income released from Trust Account	4,701,911	—
Cash deposited in Trust Account	—	(632,500,000)

Net cash provided by (used in) investing activities	4,701,911	(632,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from initial public offering	—	632,500,000
Payment of offering costs	—	(12,193,937)
Proceeds received from private placement	—	14,650,000
Repayment of note payable and advances to related parties	—	(340,276)

Net cash provided by financing activities	—	634,640,787

Net change in cash	(614,914)	1,666,639
Cash—beginning of the period	1,666,639	—

Cash—end of the period	$1,051,725	$1,666,639

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$47,153	$—
Offering costs paid by related parties under note payable and advances	$—	$278,047
Prepaid expenses and other assets paid by related parties under note payable and advances	$—	$40,688
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	$—	$20,737,500
Change in value of Class A common stock subject to possible redemption	$8,999,850	$613,588,340
Supplemental cash flow data:
Cash paid for income taxes	$4,612,289	$—

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

At December 31, 2019, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through December 31, 2019 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

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

Trust Account

The proceeds held in the Trust Account was invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses.

The Company’s amended certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination by September 14, 2020 (since the Company has executed a

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

definitive agreement for an Initial Business Combination by June 14, 2020 but may not have completed the Initial Business Combination by such date) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

On January 16, 2020, as disclosed in Form 8-K/A, as amended on January 21, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (“Globetrotter”), Global Blue Group Holding AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“New Global Blue”), Global Blue US Holdco LLC, a Delaware limited liability company (“US Holdco”), Global Blue US Merger Sub Inc., a Delaware corporation (“US Merger Sub”), Global Blue Holding L.P., a Cayman Islands exempted limited partnership (“Cayman Holdings”), the individuals whose names appear on the signature pages thereof under the heading “Management Sellers” (the “Management Sellers” and, together with Globetrotter and Cayman Holdings, the “Seller Parties”), Global Blue Group AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“Global Blue”), Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative (“FPAC Shareholders’ Representative”), solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC, a Delaware limited liability company (“Founder”), and Jacques Stern, solely in his capacity as the Management Representative (“Management Representative”).

Going Concern Consideration

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

normal course of business. As of December 31, 2019, the Company had approximately $1.1 million in its operating bank account, approximately $17 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $984,000 (excluding franchise and income tax obligations). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Through December 31, 2019, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $4.0 million since inception to pay for tax obligations. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2020 (since the Company has executed a definitive agreement for an Initial Business Combination by June 14, 2020 but may not have completed the Initial Business Combination by such date).

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for each period presented.

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock, for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, is calculated by dividing the investment income earned on the Trust Account of approximately $14.4 million and approximately $7.2 million, net of applicable income and franchise taxes of approximately $3,215,000 and approximately $1,608,000, resulted to a total of approximately $11.1 million and approximately $5.6 million, respectively, by the weighted average number of shares of Class A common stock outstanding of 63,250,000 for the periods. Net loss per share, basic and diluted for Class B common stock, for the year ended December 31, 2019 and for the period from February 23, 2018 (inception) through December 31, 2018, is calculated by dividing the net income of approximately $9.0 million and approximately $4.6 million, less income attributable to Class A common stock, resulted to a net loss of approximately $2.1 million and approximately $988,000, respectively, by the weighted average number of shares of Class B common stock outstanding of 15,812,500 for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2019 and 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTES TO FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Accordingly, at December 31, 2019 and 2018, 62,258,819 and 61,358,834 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At December 31, 2019 and 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. Of the outstanding shares of Class A common stock, 62,258,819 and 61,358,834 shares of Class A common stock were subject to possible redemption at December 31, 2019 and 2018, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$649,394,916	$0	$0

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$639,719,665	$—	$—

As of December 31, 2019 and 2018, the investments held in the Trust Account were held in marketable securities.

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 8—Income Taxes

The income tax provision (benefit) consists of the following:

	December 31,
	2019	2018
Current
Federal	$3,019,314	$1,491,470
State	—	—
Deferred
Federal	484,405	207,377
State	—	—
Change in valuation allowance	(484,405)	(207,377)

Income tax provision expense	$3,019,314	$1,491,470

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax asset
Startup/Organizational Costs	$691,782	$207,377

Total deferred tax assets	691,782	207,377
Valuation Allowance	(691,782)	(207,377)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2019 and 2018, the valuation allowance was approximately $692,000 and $207,000, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Valuation allowance	4.0%	3.4%

Income tax provision expense	25.0%	24.4%

FAR POINT ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except as disclosed in Note 1.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

2.1	Merger Agreement, dated as of January 16, 2020, by and among the Far Point Acquisition Corporation, SL Globetrotter, L.P., Global Blue Group Holding AG, Global Blue US Holdco LLC, Global Blue US Merger Sub Inc., Global Blue Holding L.P., Global Blue Group AG, Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative, solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC and Jacques Stern, solely in his capacity as the Management Representative (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

4.1	Specimen Unit Certificate (4)

4.2	Specimen Class A Common Stock Certificate (4)

4.3	Specimen Warrant Certificate (4)

4.4	Warrant Agreement, dated June 11, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)

4.5	Description of Capital Stock

10.1	Promissory Note, dated March 16, 2018, issued to Far Point LLC (f/k/a FPAC Sponsor LLC) (3)

10.2	Securities Subscription Agreement, dated March 16, 2018, by and between the Company and Far Point LLC (2)

10.3	Letter Agreement, dated June 11, 2018, by and the Company, its officers, directors and Far Point LLC (2)

10.4	Equity Participation Agreement, dated June 11, 2018, by and between the Company and Cloudbreak Aggregator LP (2)

10.5	Investment Management Trust Agreement, dated June 11, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)

10.6	Registration Rights Agreement, dated June 11, 2018, by and among the Company, Far Point LLC and the other holders party thereto (2)

10.7	Second Amended and Restated Private Placement Warrants Purchase Agreement, dated June 11, 2018, by and between the Company and the Sponsor (2)

10.8	Forward Purchase Agreement, dated May 18, 2018, by and between the Company and Cloudbreak Aggregator LP (3)

10.9	Form of Indemnity Agreement (4)

10.10	Form of PIPE Subscription Agreement (1)

10.11	Share Purchase and Contribution Agreement, dated as of January 16, 2020, by and among Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Partners Qualified L.P., Third Point Partners L.P. and Third Point Enhanced L.P., Global Blue Group Holding AG, Global Blue Holding L.P. and Far Point Acquisition Corporation (solely for purposes of Section 7 and Sections 14.a, 14.d, and 14.m therein) (1)

10.12	Share Purchase and Contribution Agreement, dated as of January 16, 2020, by and among Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Partners Qualified L.P., Third Point Partners L.P. and Third Point Enhanced L.P., Global Blue Group Holding AG, Global Blue Holding L.P. and Far Point Acquisition Corporation (solely for purposes of Section 7 and Sections 14.a, 14.d, and 14.m therein) (1)

Exhibit No.	Description

10.13	Share Purchase and Contribution Agreement, dated as of January 15, 2020, by and among Antfin (Hong Kong) Holding Limited, Global Blue Group Holding AG, a Swiss corporation and SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (1)

10.14	Voting and Support Agreement, dated as of January 16, 2020, by and among Far Point Acquisition Corporation, Global Blue Group AG, SL Globetrotter, L.P., Global Blue Group Holding AG, Far Point LLC and Third Point Ventures LLC (1)

10.15	Founder Shares Surrender Agreement, dated as of January 16, 2020, by and between Far Point Acquisition Corporation and Far Point LLC (1)

10.16	Shareholders Agreement, dated as of January 16, 2020, by and among Global Blue Holding L.P., SL Globetrotter L.P., Far Point LLC, certain affiliates of Third Point LLC and other persons thereto (1)

10.17	Relationship Agreement, dated as of January 16, 2020, by and among Global Blue Group Holding AG, SL Globetrotter L.P. and Far Point LLC (1)

10.18	Management Shareholders Agreement, dated as of January 16, 2020, by and among Global Blue Holding LP, SL Globetrotter, L.P., Jacques Stern, as Management Representative, Global Blue Group Holding AG, with respect to Clause 7, Partners Group Private Equity (Master Fund), LLC, Partners Group Barrier Reef, L.P. and Partners Group Client Access 5, L.P. Inc. (5)

10.19	Form of Registration Rights Agreement among Global Blue Group Holding AG and the shareholders named therein. (5)

14.1	Code of Ethics (4)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (4)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Amendment No. 1 on Form 8-K/A, filed on January 21, 2020, to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2020
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 22, 2018
(4)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-225093) filed with the SEC on May 31, 2018
(5)	Incorporated by reference from the Company’s Registration Statement on Form F-4 filed with the SEC on February 24, 2020.
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

Dated: March 12, 2020	FAR POINT ACQUISITION CORPORATION

	By:	/s/ Thomas W. Farley
Thomas W. Farley
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Thomas W. Farley Thomas W. Farley	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 12, 2020

/s/ David W. Bonanno David W. Bonanno	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 12, 2020

/s/ Stanley A. McChrystal Stanley A. McChrystal	Director	March 12, 2020

/s/ Nicole Seligman Nicole Seligman	Director	March 12, 2020

/s/ Laurence A. Tosi Laurence A. Tosi	Director	March 12, 2020