Form 10-Q
period 2020-03-31
Far Point Acquisition Corp
filed 2020-05-08
CIK 1735858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION

Form 10-Q

EXPLANATORY NOTE

On January 16, 2020, Far Point Acquisition Corp. (“we” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (“Globetrotter”), Global Blue Group Holding AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“New Global Blue”), Global Blue US Holdco LLC, a Delaware limited liability company, Global Blue US Merger Sub Inc., a Delaware corporation (“US Merger Sub”), Global Blue Holding L.P., a Cayman Islands exempted limited partnership (“Cayman Holdings”), the individuals whose names appear on the signature pages thereof under the heading “Management Sellers” (the “Management Sellers” and, together with Globetrotter and Cayman Holdings, the “Seller Parties”), Global Blue Group AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“Global Blue”), Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative, solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC, a Delaware limited liability company (the “Founder”), and Jacques Stern, solely in his capacity as the Management Representative, which, among other things, provides for (a) the Seller Parties undertaking a series of transactions pursuant to which they will sell, exchange and contribute the ordinary shares of Global Blue (the “Global Blue Shares”) for a mix of cash (the “Cash Consideration”) and ordinary shares of New Global Blue (the “New Global Blue Shares”), and in certain circumstances preferred shares of New Global Blue (together, the “Share Consideration”), and (b) US Merger Sub, a wholly-owned indirect subsidiary of New Global Blue, merging with and into the Company, with the Company being the surviving corporation in the merger. The Merger Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2020 and the descriptions of the Merger Agreement contained herein are qualified in their entirety by reference thereto.

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

Pursuant to the Merger Agreement, upon the consummation of the Business Combination (i) each of the outstanding shares (excluding shares that are redeemed by the holders as described therein) of the Company’s Class A Common Stock, par value $0.0001 per share (“FPAC Class A Common Stock”), and 10,812,500 of the 15,812,500 outstanding shares of Company’s Class B Common Stock, par value $0.0001 per share (“FPAC Class B Common Stock”) (being the 15,812,500 outstanding shares of FPAC Class B Common Stock less the 2,500,000 Surrendered Shares and the 2,500,000 Excluded Founder Shares—each as described below) will become one New Global Blue Share, and (ii) each of the 30,850,000 outstanding warrants of the Company will become one warrant of New Global Blue that will entitle the holder thereof to purchase for $11.50 per share one New Global Blue Share in lieu of one share of FPAC Class A Common Stock. The Merger Agreement provides that 2,500,000 shares of FPAC Class B Common Stock held by the Founder (the “Excluded Founder Shares”) will be contributed to New Global Blue in exchange for the right to receive up to 2,500,000 New Global Blue Shares upon satisfaction of certain conditions related to the trading price of New Global Blue Shares, as described therein (the “Contingent Shares”).

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

Except as specifically discussed, this Quarterly Report on Form 10-Q does not assume the closing of the Business Combination.

On May 7, 2020, the Company issued a press release, a copy of which was filed as Exhibit 99.1 to a Current Report on Form 8-K filed on May 7, 2020, announcing that its board of directors unanimously determined that the Business Combination is not advisable or fair to, or in the best interest of, the Company and its stockholders and unanimously recommends that the Company’s stockholders vote against the Business Combination when the vote occurs.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FAR POINT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$710,358	$1,051,725
Prepaid expenses and other current assets	131,032	157,646

Total current assets	841,390	1,209,371
Investments held in Trust Account	651,906,798	649,394,916
Other assets	25,525	25,525

Total Assets	$652,773,713	$650,629,812

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$109,165	$1,978
Accrued expenses	8,484,556	2,191,463
Income tax payable	415,566	—
Franchise tax payable	50,000	110,678

Total current liabilities	9,059,287	2,304,119
Deferred underwriting commissions	20,737,500	20,737,500

Total Liabilities	29,796,787	23,041,619

Commitments and Contingencies

Class A common stock, $0.0001 par value; 61,797,692 and 62,258,819 shares subject to possible redemption at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	617,976,920	622,588,190

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,452,308 and 991,181 shares issued and outstanding (excluding 61,797,692 and 62,258,819 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively.	145	99
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,581	1,581
Additional paid-in capital	—	—
Retained earnings	4,998,280	4,998,323

Total Stockholders’ Equity	5,000,006	5,000,003

Total Liabilities and Stockholders’ Equity	$652,773,713	$650,629,812

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
General and administrative costs	$6,556,526	$334,396
Franchise tax expense	49,663	45,241

Loss from operations	(6,606,189)	(379,637)
Interest and investment income	2,511,993	3,788,849

Income before income tax expense	(4,094,196)	3,409,212
Income tax expense	517,071	821,913

Net (loss) income	$(4,611,267)	$2,587,299

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.03	$0.05

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.41)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	991,181	$99	15,812,500	$1,581	$—	$4,998,323	$5,000,003

Class A common stock subject to possible redemption	461,127	46	—	—	—	4,611,224	4,611,270
Net loss	—	—	—	—	—	(4,611,267)	(4,611,267)

Balance - March 31, 2020 (unaudited)	1,452,308	$145	15,812,500	$1,581	$—	$4,998,280	$5,000,006

	For the three months ended March 31, 2019
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

Common stock subject to possible redemption	(258,730)	(26)	—	—	(375,406)	(2,211,868)	(2,587,300)
Net income	—	—	—	—	—	2,587,299	2,587,299

Balance - March 31, 2019 (unaudited)	1,632,436	$163	15,812,500	$1,581	$—	$4,998,257	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(4,611,267)	$2,587,299
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,511,882)	(3,788,849)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26,614	(24,129)
Accounts payable	107,187	27,104
Accrued expenses	6,293,093	172,699
Income tax payable	415,566	(705,353)
Franchise tax payable	(60,678)	(66,944)

Net cash used in operating activities	(341,367)	(1,798,173)

Cash Flows from Investing Activities:
Investment income released from Trust Account	—	1,527,516

Net cash provided by investing activities	—	1,527,516

Net change in cash	(341,367)	(270,657)

Cash - beginning of the period	1,051,725	1,666,639

Cash - end of the period	$710,358	$1,395,982

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$4,611,270	$2,587,300
Supplemental cash flow data:
Cash paid for income taxes	$—	$1,527,266

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

At March 31, 2020, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through March 31, 2020 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination by September 14, 2020 (since the Company has executed a definitive agreement for an Initial Business Combination by June 14, 2020 but may not have completed the Initial Business Combination by such date) (the “Combination Period”) or (B) with respect to any other provision relating to stockholders’ rights for pre-Initial Business Combination activities; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within the Combination Period, subject to the requirements of law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Merger Agreement

On January 16, 2020, as disclosed in the Current Report on Form 8-K filed on January 16, 2020, as amended on January 21, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (“Globetrotter”), Global Blue Group Holding AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“New Global Blue”), Global Blue US Holdco LLC, a Delaware limited liability company, Global Blue US Merger Sub Inc., a Delaware corporation, Global Blue Holding L.P., a Cayman Islands exempted limited partnership (“Cayman Holdings”), the individuals whose names appear on the signature pages thereof under the heading “Management Sellers” (the “Management Sellers” and, together with Globetrotter and Cayman Holdings, the “Seller Parties”), Global Blue Group AG, a stock corporation (Aktiengesellschaft) incorporated under Swiss law, with its registered office in 38, Zürichstrasse, 38-8306 Brüttisellen, Switzerland (“Global Blue”), Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative, solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC, a Delaware limited liability company (“Founder”), and Jacques Stern, solely in his capacity as the Management Representative. The total consideration payable to the Seller Parties in connection with the Business Combination is based upon an enterprise value of Global Blue post-transaction of €2.3 billion (subject to adjustments based on indebtedness and other factors as more fully described in the Merger Agreement), a portion of which will be paid in cash and the remainder of which will be paid in shares of the surviving company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, the Company had approximately $710,000 in its operating bank account, approximately $19.4 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $7.8 million (excluding franchise and income tax obligations). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Through March 31, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $4.7 million since inception to pay for tax obligations. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 12, 2020.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock, for the three months ended March 31, 2020 and 2019 is calculated by dividing the investment income earned on the Trust Account of approximately $2.5 million and approximately $3.8 million, net of applicable income and franchise taxes of approximately $567,000 and approximately $867,000, resulting in total net income of approximately $1.9 million and approximately $2.9 million, respectively, by the weighted average number of shares of Class A common stock outstanding of 63,250,000 for the periods. Net loss per share, basic and diluted for Class B common stock, for the three months ended March 31, 2020 and 2019 is calculated by dividing the net loss of approximately $4.6 million and net income of approximately $2.6 million, less income attributable to Class A common stock of approximately $1.9 million and approximately $2.9 million, resulted to a net loss of approximately $6.6 million and approximately $334,000, respectively, by the weighted average number of shares of Class B common stock outstanding of 15,812,500 for the periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Accordingly, at March 31, 2020 and December 31, 2019, 61,797,692 and 62,258,819 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Equity

Common Stock

On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At March 31, 2020 and 2018, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. Of the outstanding shares of Class A common stock, 61,797,692 and 62,258,819 shares of Class A common stock were subject to possible redemption at March 31, 2020 and December 31, 2019, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

FAR POINT ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$651,906,798	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$649,394,916	$—	$—

As of March 31, 2020 and December 31, 2019, the investments held in the Trust Account were comprised of U.S. treasury bills and investments in money market funds.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Far Point Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

See our Current Report on Form 8-K (as amended) and Annual Report on Form 10-K filed by the Company with the SEC on January 16, 2020, and March 12, 2020 , respectively, for further information related to the Business Combination.

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

For the three months ended March 31, 2020, we had net loss of approximately $4.6 million, which consisted of approximately $2.5 million in interest and investment income, offset by approximately $6.6 million in general and administrative costs (of which approximately $6.3 million was merger expenses), approximately $50,000 in franchise tax expense, and approximately $517,000 in income tax expense.

For the three months ended March 31, 2019, we had net income of approximately $2.6 million, which consisted of approximately $3.8 million in investment income from the Trust Account, offset by approximately $334,000 in general and administrative costs, approximately $45,000 in franchise tax expense, and approximately $822,000 in income tax expense.

Going Concern Consideration

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2020, we had approximately $710,000 in our operating bank account, approximately $19.4 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $7.8 million (excluding franchise and income tax obligations). Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.

Through March 31, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $4.7 million since inception to pay for tax obligations. We fully repaid these borrowings and advances from our Sponsor and related parties on June 15, 2018.

To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2020, there were no working capital loans outstanding.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Loans and Advances

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable on the earlier of March 31, 2020 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, our Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs of $40,276 on behalf of our company. These advances were due on demand and were non-interest bearing. We fully repaid the Note and advances to our Sponsor and affiliates on June 15, 2018.

In connection with the Business Combination, as described in our Current Report on Form 8-K, as amended, filed with the SEC on January 21, 2020 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on February 24, 2020, certain agreements have been, or will be, entered into with Third Point on or prior to the Closing Date, including the Voting and Support Agreement and the Share Purchase and Contribution Agreements.

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

Accordingly, at March 31, 2020 and December 31, 2019, 61,797,692 and 62,258,819 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.

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

Our statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock, for the three months ended March 31, 2020 and 2019 is calculated by dividing the investment income earned on the Trust Account of approximately $2.5 million and approximately $3.8 million, net of applicable income and franchise taxes of approximately $567,000 and approximately $867,000, resulting in total net income of approximately $1.9 million and approximately $2.9 million, respectively, by the weighted average number of shares of Class A common stock outstanding of 63,250,000 for the periods. Net loss per share, basic and diluted for Class B common stock, for the three months ended March 31, 2020 and 2019 is calculated by dividing the net loss of approximately $4.6 million and net income of approximately $2.6 million, less income attributable to Class A common stock of approximately $1.9 million and approximately $2.9 million, resulted to a net loss of approximately $6.6 million and approximately $334,000, respectively, by the weighted average number of shares of Class B common stock outstanding of 15,812,500 for the periods.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2020, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and a portion of the proceeds of the sale of the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The pandemic has adversely affected the economies and financial markets worldwide. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibit

Exhibit Number	Description

2.1	Merger Agreement, dated as of January 16, 2020, by and among the Far Point Acquisition Corporation, SL Globetrotter, L.P., Global Blue Group Holding AG, Global Blue US Holdco LLC, Global Blue US Merger Sub Inc., Global Blue Holding L.P., Global Blue Group AG, Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative, solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC and Jacques Stern, solely in his capacity as the Management Representative (1)

10.1	Share Purchase and Contribution Agreement, dated as of January 16, 2020, by and among Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Partners Qualified L.P., Third Point Partners L.P. and Third Point Enhanced L.P., Global Blue Group Holding AG, Global Blue Holding L.P. and Far Point Acquisition Corporation (solely for purposes of Section 7 and Sections 14.a, 14.d, and 14.m therein) (1)

10.2	Share Purchase and Contribution Agreement, dated as of January 16, 2020, by and among Third Point Offshore Master Fund L.P., Third Point Ultra Master Fund L.P., Third Point Partners Qualified L.P., Third Point Partners L.P. and Third Point Enhanced L.P., Global Blue Group Holding AG, Global Blue Holding L.P. and Far Point Acquisition Corporation (solely for purposes of Section 7 and Sections 14.a, 14.d, and 14.m therein) (1)

10.3	Share Purchase and Contribution Agreement, dated as of January 15, 2020, by and among Antfin (Hong Kong) Holding Limited, Global Blue Group Holding AG, a Swiss corporation and SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (1)

10.4	Voting and Support Agreement, dated as of January 16, 2020, by and among Far Point Acquisition Corporation, Global Blue Group AG, SL Globetrotter, L.P., Global Blue Group Holding AG, Far Point LLC and Third Point Ventures LLC (1)

10.5	Founder Shares Surrender Agreement, dated as of January 16, 2020, by and between Far Point Acquisition Corporation and Far Point LLC (1)

10.6	Shareholders Agreement, dated as of January 16, 2020, by and among Global Blue Holding L.P., SL Globetrotter L.P., Far Point LLC, certain affiliates of Third Point LLC and other persons thereto (1)

10.7	Relationship Agreement, dated as of January 16, 2020, by and among Global Blue Group Holding AG, SL Globetrotter L.P. and Far Point LLC (1)

10.8	Management Shareholders Agreement, dated as of January 16, 2020, by and among Global Blue Holding LP, SL Globetrotter, L.P., Jacques Stern, as Management Representative, Global Blue Group Holding AG, with respect to Clause 7, Partners Group Private Equity (Master Fund), LLC, Partners Group Barrier Reef, L.P. and Partners Group Client Access 5, L.P. Inc. (1)

10.9	Form of Registration Rights Agreement among Global Blue Group Holding AG and the shareholders named therein. (2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Amendment No. 1 on Form 8-K/A, filed on January 21, 2020, to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2020
(2)	Incorporated by reference from the Company’s Registration Statement on Form F-4 filed with the SEC on February 24, 2020.
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2020.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President