Form 10-Q
period 2020-06-30
Far Point Acquisition Corp
filed 2020-08-10
CIK 1735858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

FAR POINT ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-38521	82-4710750
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
18 West 18
th
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
of the Exchange Act).

Yes
☒
    No  ☐
As of August 7, 2020, 63,250,000 shares of Class A common stock, par value $0.0001 per share, and 15,812,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FAR POINT ACQUISITION CORPORATION
Form 10-Q

PART I—FINANCIAL
INFORMATION

Item 1.	Financial Statements
FAR POINT
ACQUISITION
CORPORATION
CONDENSED BALANCE
SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$516,847	$1,051,725
Prepaid expenses and other current assets	463,299	157,646

Total current assets	980,146	1,209,371
Investments held in Trust Account	651,392,585	649,394,916
Other assets	—	25,525

Total Assets	$652,372,731	$650,629,812

Liabilities and Stockholders’ Equity :
Current liabilities:
Accounts payable	$222,256	$1,978
Accrued expenses	9,732,227	2,191,463
Income tax payable	—	—
Franchise tax payable	20,000	110,678

Total current liabilities	9,974,483	2,304,119
Deferred underwriting commissions	20,737,500	20,737,500

Total Liabilities	30,711,983	23,041,619
Commitments and Contingencies
Class A common stock, $0.0001 par value; 61,666,074 and 62,258,819 shares subject to possible redemption at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	616,660,740	622,588,190
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 1,583,926 and 991,181 shares issued and outstanding (excluding 61,666,074 and 62,258,819 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively.	159	99
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 15,812,500 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,581	1,581
Additional paid-in capital	—	—
Retained earnings	4,998,268	4,998,323

Total Stockholders’ Equity	5,000,008	5,000,003

Total Liabilities and Stockholders’ Equity	$652,372,731	$650,629,812

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative costs	$1,448,351	$799,320	$8,004,877	$1,133,716
Franchise tax expense	50,000	50,000	99,664	95,241

Loss from operations	(1,498,351)	(849,320)	(8,104,541)	(1,228,957)
Interest and investment income	179,103	4,327,095	2,691,097	8,115,944

Income (loss) before income tax expense	(1,319,248)	3,477,775	(5,413,444)	6,886,987
Income tax expense	(3,069)	916,758	514,002	1,738,671

Net (loss) income	$(1,316,179)	$2,561,017	$(5,927,446)	$5,148,316

Weighted average shares outstanding of Class A common stock	63,250,000	63,250,000	63,250,000	63,250,000

Basic and diluted net income per share, Class A	$0.00	$0.05	$0.03	$0.10

Weighted average shares outstanding of Class B common stock	15,812,500	15,812,500	15,812,500	15,812,500

Basic and diluted net loss per share, Class B	$(0.09)	$(0.05)	$(0.51)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and six months ended June 30, 2020
	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
Balance - December 31, 2019	991,181	$99	15,812,500	$1,581	$—	$4,998,323	$5,000,003
Class A common stock subject to possible redemption	461,127	46	—	—	—	4,611,224	4,611,270
Net loss	—	—	—	—	—	(4,611,267)	(4,611,267)

Balance - March 31, 2020 (unaudited)	1,452,308	145	15,812,500	1,581	—	4,998,280	5,000,006
Class A common stock subject to possible redemption	131,618	14	—	—	—	1,316,167	1,316,181
Net loss	—	—	—	—	—	(1,316,179)	(1,316,179)

Balance - June 30, 2020 (unaudited)	1,583,926	$159	15,812,500	$1,581	$—	$4,998,268	$5,000,008

	For the three and six months ended June 30, 2019
	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital	Retained Earnings
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	1,891,166	$189	15,812,500	$1,581	$375,406	$4,622,826	$5,000,002

Common stock subject to possible redemption	(258,730)	(26)	—	—	(375,406)	(2,211,868)	(2,587,300)
Net income	—	—	—	—	—	2,587,299	2,587,299

Balance - March 31, 2019 (unaudited)	1,632,436	163	15,812,500	1,581	—	4,998,257	5,000,001

Common stock subject to possible redemption	(256,101)	(26)	—	—	—	(2,560,984)	(2,561,010)
Net income	—	—	—	—	—	2,561,017	2,561,017

Balance - June 30, 2019 (unaudited)	1,376,335	$137	15,812,500	$1,581	$—	$4,998,290	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(5,927,446)	$5,148,316
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,690,964)	(8,115,790)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(305,653)	7,062
Other assets	25,525	—
Accounts payable	220,278	11,522
Accrued expenses	7,540,764	746,970
Income tax payable	—	(1,443,619)
Franchise tax payable	(90,678)	(61,798)

Net cash used in operating activities	(1,228,174)	(3,707,337)

Cash Flows from Investing Activities:
Investment income released from Trust Account	693,296	3,182,539

Net cash provided by investing activities	693,296	3,182,539

Net change in cash	(534,878)	(524,798)
Cash - beginning of the period	1,051,725	1,666,639

Cash - end of the period	$516,847	$1,141,841

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$5,927,450	$5,148,310
Supplemental cash flow data:
Cash paid for income taxes	$613,296	$3,182,289
The accompanying notes are an integral part of these unaudited condensed financial statements.

FAR POINT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Organization and General
Far Point Acquisition Corporation (the “
Company
”) was incorporated in Delaware on February 23, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “
Initial Business Combination
”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “
Securities Act
”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “
JOBS Act
”).
At June 30, 2020, the Company had not commenced any operations. All activity for the period from February 23, 2018 (inception) through June 30, 2020 had been related to the Company’s formation and the initial public offering (“
Initial Public Offering
”) described below, and since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below).
Sponsor and Financing
The Company’s Sponsor is Far Point LLC, a Delaware limited liability company (the “
Sponsor
”). On May 11, 2018, the Sponsor changed its name from FPAC Sponsor LLC to Far Point LLC. The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (“
SEC
”). on June 11, 2018. On June 14, 2018, the Company consummated its Initial Public Offering of 63,250,000 units (each, a “
Unit
” and collectively, the “
Units
”), including 8,250,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $632.5 million, and incurring offering costs of approximately $33.2 million, inclusive of $20.7 million in deferred underwriting commissions (Note 3). The Company intends to finance its Initial Business Combination with the proceeds from the Initial Public Offering and a $14.65 million private placement of warrants (Note 4). Upon the closing of the Initial Public Offering and the private placement, $632.5 million was held in a trust account (the “
Trust Account
”) (discussed below).
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
The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of its Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “
Public Shares
”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if the Company does not complete its Initial Business Combination by September 14, 2020 (since the Company has executed a definitive agreement for an Initial Business Combination by June 14, 2020 but may not have completed the Initial Business Combination by such date) (the “
Combination Period
”) or (B) with respect to any other provision relating to stockholders’ rights for pre-Initial Business
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

FAR POINT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination. See “-Merger Agreement” below for a description of the pending Global Blue Transaction (as defined therein).
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
If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes. As a result, such shares of Class A common stock have been recorded as temporary equity in accordance with the Financial Accounting Standards Board (“
FASB
”) Accounting Standards Codification (“
ASC
”) 480, “Distinguishing Liabilities from Equity.”
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
Merger Agreement
On January 16, 2020, as disclosed in the Current Report on
Form 8-K filed
on January 16, 2020, as amended on January 21, 2020, the Company entered into an Agreement and Plan of Merger (the “
Merger Agreement
”), by and among the Company, SL Globetrotter, L.P., a Cayman Islands exempted limited partnership (“
Globetrotter
”), Global Blue Group Holding AG, a stock corporation (
Aktiengesellschaft
) incorporated under Swiss law, with its registered office in 38, Zürichstrasse,
38-8306
Brüttisellen, Switzerland (“
New Global Blue
”), Global Blue US Holdco LLC, a Delaware limited liability company, Global Blue US Merger Sub Inc., a Delaware corporation, Global Blue Holding L.P., a Cayman Islands exempted limited partnership (“
Cayman Holdings
”), the individuals whose names appear on the signature pages thereof under the heading “Management Sellers” (the “
Management Sellers
” and, together with Globetrotter and Cayman Holdings, the “
Seller Parties
”), Global Blue Group AG, a stock corporation (
Aktiengesellschaft
) incorporated under Swiss law, with its registered office in 38,
Zürichstrasse, 38-8306 Brüttisellen,
Switzerland (“
Global Blue
”), Thomas W. Farley, solely in his capacity as the FPAC Shareholders’ Representative, solely for purposes of Sections 2.20 and 8.01 thereof, Far Point LLC, a Delaware limited liability company (“
Founder
”), and Jacques Stern, solely in his capacity as the Management Representative. The total consideration payable to the Seller Parties in connection with the Business Combination is based upon an enterprise value of Global Blue post-transaction of €2.3 billion (subject to adjustments based on indebtedness and other factors as more fully described in the Merger Agreement), a portion of which will be paid in cash and the remainder of which will be paid in shares of the surviving company. The pending Business Combination with Global Blue is referred to as the “Global Blue Transaction”.
On August 4, 2020, the Company filed the SEC, and mailed to its stockholders, a notice of special meeting and a definitive proxy statement with respect to a special meeting of stockholders to be held on August 24, 2020 at which meeting the Company’s stockholders will be asked to vote on the Global Blue Transaction.
Going Concern Consideration
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had approximately $517,000 in its operating bank account, approximately $18.9 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $9.0 million (excluding franchise and income tax obligations). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.
Through June 30, 2020, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 4) to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $5.4 million since inception to pay for tax obligations. The Company fully repaid these borrowings and advances from the Sponsor and related parties on June 15, 2018.
Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or pending business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“
GAAP
”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020. These accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the
Company’s Annual Report on Form 10-K filed by the Company with the
SEC on March 12, 2020.
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
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share
.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for each period presented.

FAR POINT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method
of income per share. Net income per share, basic and diluted for Class A common stock, for the three and six months ended June 30, 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $179,000 and approximately $2.7 million, net of applicable income and franchise taxes of approximately $47,000 and approximately $614,000, resulting in total net income of approximately $132,000 and approximately $2.1 million, respectively, by the weighted average number of shares of Class A common stock outstanding of 63,250,000 for the periods. Net loss per share, basic and diluted for Class B common stock, for the three and six months ended June 30, 2020 is calculated by dividing the net loss of approximately $1.3 million and approximately $5.9 million, less income attributable to Class A common stock of approximately $132,000 and approximately $2.1 million, resulted to a net loss of approximately $1.4 million and approximately $8.0 million, respectively, by the weighted average number of shares of Class B common stock outstanding of 15,812,500 for the periods.
Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $4.3 million and approximately $8.1 million, net of applicable income and franchise taxes of approximately $967,000 and approximately $1.8 million, resulting in total net income of approximately $3.4 million and approximately $6.3 million, for three and six months ended June 30, 2019, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $2.6 million and $5.1 million, less income attributable to Class A common stock of approximately $3.4 million and $6.3 million, respectively, by the weighted average number of shares of Class B common stock outstanding for the periods.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “
Fair Value Measurements and Disclosures
,” approximates the carrying amounts represented in the balance sheet.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.
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
additional paid-in capital,
retained earnings.
Accordingly, at June 30, 2020 and December 31, 2019, 61,666,074 and 62,258,819 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FAR POINT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Funds managed or advised by Third Point, LLC (“
Third Point
”) directly or indirectly purchased an aggregate of 4,000,000 Units in the Initial Public Offering at the public offering price.
Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of
one warrant (each, a “
Public
 Warrant
” and, collectively, the “
Public Warrants
”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share (see Note 6). No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade.
Note 4—Related Party Transactions
Founder Shares
On March 16, 2018, the Sponsor purchased 11,500,000 shares of Class B common stock (the “
Founder Shares
”) for an aggregate price of $25,000, or approximately $0.002 per share. In June 2018, the Company effected two stock dividends, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 share of Class B common stock for each outstanding share of Class B common stock, resulting in 15,812,500 Founder Shares outstanding. On May 18, 2018, the Sponsor transferred 40,000 Founder Shares to each of the Company’s independent director nominees, at the original per share purchase price. Following the stock dividends in June 2018, each of the independent director nominees transferred 15,000 shares back to the Sponsor. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination on a one-for-one basis,
subject to adjustments and certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time. The Sponsor had agreed to forfeit up to 2,062,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On June 14, 2018, the underwriters exercised their over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.
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
Private Placement
Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,766,667 whole warrants at a price of $1.50 per whole warrant (the “
Private Placement Warrants
”) ($14.65 million in the aggregate) in a private placement. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private

FAR POINT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and
exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.
Forward Purchase Agreement
On May 18, 2018, Cloudbreak Aggregator LP, the managing member of the Sponsor and an affiliate of Third Point, (the “
Forward Purchaser
”), entered into a forward purchase agreement (“
Forward Purchase Agreement
”) with the Company that provides for the purchase of shares of the Company’s Class A common stock for $9.50 per share in a private placement that will close simultaneously with the closing of the Company’s Initial Business Combination (“
Forward Purchase Shares
”). The actual number of Forward Purchase Shares to be purchased will be a number of shares (rounded up to the nearest whole share) equal to (A) the excess of the number of shares of Class A common stock that are redeemed from holders in connection with the Company’s Initial Business Combination (which redemptions are not revoked prior to the date of the Company’s Initial Business Combination) over 20,000,000, multiplied by (B) a fraction, the numerator of which is $10.00 and the denominator of which is $9.50. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except that the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The Forward Purchaser has the right to transfer a portion of its obligation to purchase the Forward Purchase Shares to permitted transferees, and the Sponsor may, in its discretion, transfer, directly or indirectly, certain of its Founder Shares and Private Placement Warrants to any such permitted transferees, subject to compliance with applicable securities laws. The Forward Purchase Agreement also provides that the Forward Purchaser and any permitted transferees are entitled to certain registration rights with respect to their Forward Purchase Shares.
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
Related Party Loans and Advances
The Company’s Sponsor had agreed to loan the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “
Note
”). This
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

FAR POINT ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Stockholders’ Equity
Common Stock
On June 11, 2018, the Company amended and restated the certificate of incorporation, which increased the authorized common stock of the Company to include up to 400,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. The Company effectuated two stock dividends paid in June 2018, the first for 0.25 share per share, and the second for 0.1 share per share, aggregating 0.375 shares of Class B common stock for each outstanding share of Class B common stock outstanding prior to the initial dividend. At June 30, 2020 and 2019, there were 63,250,000 and 15,812,500 shares of Class A and Class B common stock issued and outstanding, respectively. Of the outstanding shares of Class A common stock, 61,666,074 and 62,258,819 shares of Class A common stock were subject to possible redemption at June 30, 2020 and December 31, 2019, respectively.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.
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
Note 7—Fair Value Measurements
The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$651,392,585	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$649,394,916	$—	$—

As of June 30, 2020 and December 31, 2019, the investments held in the Trust Account were comprised of U.S. treasury bills and investments in money market funds.
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
On January 16, 2020, the Company entered into the Merger Agreement, pursuant to which, the parties to the Merger Agreement have agreed that, in connection with the Closing (as defined in the Merger Agreement), (i) the Seller Parties will undertake a series of transactions pursuant to which they will sell, exchange and contribute the ordinary shares of Global Blue for a mix of cash and shares of New Global Blue and (ii) a wholly-owned indirect subsidiary of New Global Blue will merge with and into the Company, with the Company being the surviving corporation in the merger and a wholly-owned indirect subsidiary of New Global Blue. Pursuant to the Merger each share of the Company’s common stock issued and outstanding as of immediately prior to the Closing (other than Excluded Shares, as defined in the Merger Agreement) will be exchanged for one share of New Global Blue’s ordinary shares, and each Company warrant will convert to a warrant to acquire one New Global Blue ordinary share on the same terms. Upon consummation of the Business Combination, New Global Blue will be a publicly traded foreign private issuer. It intends to apply to list its shares and warrants on the NYSE under the trading symbol “GB”. New Global Blue will be the ultimate parent company of the business currently operated by Global Blue and its subsidiaries. Global Blue is a leading provider of tax free shopping and payment solutions. The pending Business Combination with Global Blue is referred to as the “Global Blue Transaction”.
See the Current Reports on Form 8-K filed by the Company with the SEC on January 16, 2020 (as amended), May 7, 2020, May 27, 2020, June 29, 2020, July 15, 2020, and August 7, 2020 and the Definitive Proxy Statement on Schedule 14A filed by the Company on August 4, 2020 (the “Proxy Statement”) for further information related to the pending Global Blue Transaction.

Results of Operations
Our entire activity had been related to our formation, our Initial Public Offering, which was consummated on June 14, 2018, and since the Initial Public Offering, the search for a prospective Initial Business Combination and in connection with the pending Global Blue Transaction, and we will not be generating any operating revenues until the closing and completion of an Initial Business Combination. We have to incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as in connection with the pending Global Blue Transaction.
For the three months ended June 30, 2020, we had net loss of approximately $1.3 million, which consisted of approximately $179,000 in interest and investment income, offset by approximately $1.4 million in general and administrative costs (of which approximately $1.3 million was merger expenses), $50,000 in franchise tax expense, and approximately $3,000 in income tax benefit.
For the six months ended June 30, 2020, we had net loss of approximately $5.9 million, which consisted of approximately $2.7 million in interest and investment income, offset by approximately $8.0 million in general and administrative costs (of which approximately $7.6 million was merger expenses), approximately $100,000 in franchise tax expense, and approximately $514,000 in income tax expense.
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
Going Concern Consideration
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, we had approximately $517,000 in our operating bank account, approximately $18.9 million of investment income available in the Trust Account to pay for franchise and income taxes, and a working capital deficit of approximately $9.0 million (excluding franchise and income tax obligations). Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans.
Through June 30, 2020, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, $300,000 in note payable and $40,276 in advances from related party, the proceeds from the consummation of the private placement not held in Trust Account of approximately $2.2 million, and investment income withdrawn from the Trust Account of approximately $5.4 million since inception to pay for tax obligations. We fully repaid these borrowings and advances from our Sponsor and related parties on June 15, 2018.
To finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. If we complete an Initial Business Combination, we would repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination is not completed, we may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020, there were no working capital loans outstanding.

Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations and/or pending business combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Related Party Loans and Advances
Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing
and payable on the earlier of June 30, 2020 or the completion of the Initial Public Offering. In addition to the fully outstanding Note, our Sponsor and certain of our affiliates also paid certain administrative expenses and offering costs of $40,276 on behalf of our company. These advances were due on demand and were non-interest bearing.
We fully repaid the Note and advances to our Sponsor and affiliates on June 15, 2018.
In connection with the pending Global Blue Transaction certain agreements have been, or will be, entered into Third Point as described in the Proxy Statement.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.
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
Accordingly, at June 30, 2020 and December 31, 2019, 61,666,074 and 62,258,819 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets, respectively.
Net Income (Loss) Per Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share
.” Net income (loss) per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 30,850,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for each period presented.
Our statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method
of income per share. Net income per share, basic and diluted for Class A common stock, for the three and six months ended June 30, 2020 is calculated by dividing the investment income earned on the Trust Account of approximately $179,000 and approximately $2.7 million, net of applicable income and franchise taxes of approximately $47,000 and approximately $614,000, resulting in total net income of approximately $132,000 and approximately $2.1 million, respectively, by the weighted average number of shares of Class A common stock outstanding of 63,250,000 for the periods. Net loss per share, basic and diluted for Class B common stock, for the three and six months ended June 30, 2020 is calculated by dividing the net loss of approximately $1.3 million and approximately $5.9 million, less income attributable to Class A common stock of approximately $132,000 and approximately $2.1 million, resulted to a net loss of approximately $1.4 million and approximately $8.0 million, respectively, by the weighted average number of shares of Class B common stock outstanding of 15,812,500 for the periods.

Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $4.3 million and approximately $8.1 million, net of applicable income and franchise taxes of approximately $967,000 and approximately $1.8 million, resulting in total net income of approximately $3.4 million and approximately $6.3 million, for three and six months ended June 30, 2019, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income of approximately $2.6 million and $5.1 million, less income attributable to Class A common stock of approximately $3.4 million and $6.3 million, respectively, by the weighted average number of shares of Class B common stock outstanding for the periods.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2020, we did not have any
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
As of June 30, 2020, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering and a portion of the proceeds of the sale of the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
are any of the risks described in our Annual Report for the fiscal year ended December 31, 2019 filed with the SEC on March 29, 2020 and our Quarterly Report for the quarterly period ended March 31, 2020 filed with the SEC on May 8, 2020. Any of those factors could result in a significant or material adverse effect on our financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our financial condition. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report for the fiscal year ended December 31, 2019 filed with the SEC on March 29, 2020 and our Quarterly Report for the quarterly period ended March 31, 2020 filed with the SEC on May 8, 2020.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2020.

FAR POINT ACQUISITION CORPORATION

By:	/s/ Thomas W. Farley
Name: Thomas W. Farley
Title: Chief Executive Officer and President